Form 10-QT
period 1998-12-31
ESPRIT TELECOM GROUP PLC
filed 1999-11-10
CIK 1032142

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998

                        (COMMISSION FILE NUMBER: 0-29148)

                            ESPRIT TELECOM GROUP PLC
             (Exact name of registrant as specified in its charter)

           ENGLAND AND WALES                          NONE
       (State of incorporation)        (I.R.S. Employer Identification No.)

                                  MINERVA HOUSE
                  VALPY STREET, READING RG1 1AR UNITED KINGDOM
                     (Address of principal executive office)

                                +44 118 951 4000
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At October 22, 1999, there were 126,101,574 outstanding shares of common stock of the registrant.


================================================================================

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I.       FINANCIAL INFORMATION
Item 1        Financial Statements of Esprit Telecom Group plc (unaudited)...........  3
              Condensed Consolidated Balance Sheets as of December 31, 1998
                   and September 30, 1998............................................  3
              Condensed Consolidated Statements of Operations for the Three Months
                   Ended December 31, 1998 and December 31, 1997, respectively.......  4
              Condensed Consolidated Statements of Cash Flows for the Three Months
                   Ended December 31, 1998 and December 31, 1997, respectively.......  5
              Notes to Condensed Consolidated Financial Statements...................  6
Item 2        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ............................................  8
Item 3        Quantitative and Qualitative Disclosures About Market Risk............. 12
PART II.      OTHER INFORMATION
Item 2        Changes in Securities and Use of Proceeds ............................. 14
Item 4        Submission of Matters to a Vote of Security Holders ................... 14
Item 5        Other Information ..................................................... 14
Item 6        Exhibits and Reports on Form 8-K ...................................... 14
Signatures........................................................................... 15

PART I FINANCIAL INFORMATION
  ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            ESPRIT TELECOM GROUP PLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       DECEMBER 31,    SEPTEMBER 30,
                                ASSETS                                     1998            1998
                                                                       ------------    -------------
                                                                    (in thousands, except share data)
CURRENT ASSETS
  Cash and cash equivalents .......................................     $  166,107      $  230,745
  Restricted cash .................................................         35,079          35,047
  Accounts receivable, net ........................................         70,503          50,037
  Prepaid expenses and other assets ...............................          4,356          19,842
                                                                        ----------      ----------

          TOTAL CURRENT ASSETS ....................................        276,045         335,671

Property and equipment, net .......................................        114,949          93,588
Goodwill and intangible assets, net ...............................        210,566         193,047
Restricted cash and other non-current assets ......................         31,391          48,317
                                                                        ----------      ----------

          TOTAL ASSETS ............................................     $  632,951      $  670,477
                                                                        ==========      ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other current liabilities ..................     $  108,776      $  129,424
                                                                        ----------      ----------
          TOTAL CURRENT LIABILITIES ...............................        108,776         129,424

Long-term debt, capital leases and other non-current liabilities ..        575,996         553,287
                                                                        ----------      ----------

          TOTAL LIABILITIES .......................................        684,772         682,711

SHAREHOLDERS' EQUITY
Common stock, (pound)0.01 par value (200,000,000 shares authorized;
  125,799,771 and 125,528,528 shares issued and outstanding at
  December 31, 1998 and September 30, 1998, respectively), ........          2,088           1,649
Additional paid-in capital ........................................         91,217          91,217
Cumulative translation adjustment .................................          6,456           6,338
Accumulated deficit ...............................................       (151,582)       (111,438)
                                                                        ----------      ----------

          TOTAL SHAREHOLDERS' EQUITY ..............................        (51,821)        (12,234)
                                                                        ----------      ----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............     $  632,951      $  670,477
                                                                        ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        DECEMBER 31,
                                                 --------------------------
                                                    1998            1997
                                                 ----------      ----------
                                              (in thousands, except share data)
Revenues .....................................   $   61,661      $   21,797
Operating expenses:
  Access and network services ................       47,345          18,153
  Selling, general and administrative ........       28,520           8,789
  Depreciation and amortization ..............        9,486           1,998
                                                 ----------      ----------

Total operating expenses .....................       85,351          28,940

Loss from operations .........................      (23,690)         (7,143)
Other income (expense):
  Interest, net ..............................      (17,736)           (399)
  Foreign currency losses ....................       (1,125)             --
                                                 ----------      ----------

                                                    (18,861)           (399)
                                                 ----------      ----------

Net Loss .....................................   $  (42,551)     $   (7,542)
                                                 ==========      ==========

Loss per common share:

  Net loss per share .........................   $    (0.34)     $    (0.06)
                                                 ==========      ==========

  Weighted average common shares outstanding..      125,676         122,240
                                                 ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                             --------------------------
                                                                1998            1997
                                                             ----------      ----------
                                                                   (in thousands)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES....      $  (27,559)     $    3,599
                                                             ----------      ----------

INVESTING ACTIVITIES
  Acquisitions, goodwill and intangibles ..............         (46,097)        (13,525)
  Purchases of property and equipment .................         (27,026)         (7,521)
  Other investing activities ..........................          16,748        (106,690)
                                                             ----------      ----------

          NET CASH USED IN INVESTING ACTIVITIES .......         (56,375)       (127,736)
                                                             ----------      ----------

FINANCING ACTIVITIES
  Net proceeds from issuance of equity securities .....          12,840           3,611
  Proceeds from debt, net of debt issue costs .........              --         303,493
  Other financing activities ..........................              --          (1,783)
                                                             ----------      ----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES....          12,840         305,321
                                                             ----------      ----------

Effect of exchange rate changes on cash and cash
  equivalents .........................................           6,456            (975)
                                                             ----------      ----------
Net (decrease) increase in cash and cash equivalents...         (64,638)        180,209
Cash and cash equivalents at beginning of period ......         230,745          39,618
                                                             ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............      $  166,107      $  219,827
                                                             ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BUSINESS DESCRIPTION

    Esprit Telecom Group plc ("Esprit" or "the Company"), is a European telecommunications company, providing high quality, competitively priced, international and national long distance telecommunications services. The Company commenced operations in June 1992 with the objective of competing in the liberalizing European telecommunications market and established an early presence in several key European markets. Today, the Company provides telecommunications services in the United Kingdom, Germany, The Netherlands, Spain, France, Belgium, Italy and Ireland and has commenced construction of a broadband Synchronous Digital Hierarchy ("SDH") fiber optic network linking the key cities in which it operates. Esprit intends to continue focus on providing telecommunications services both within and across national borders to a pan-European market.

2.  BASIS OF PRESENTATION

    The financial statements of Esprit included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations which differs in certain significant respects from the accounting principles generally accepted in the United Kingdom. The financial results set forth above represent the Company's financial results under US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material inter-company account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's September 30, 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended December 31, 1998 may not be indicative of the operating results for the full year.

    On March 4, 1999, Global TeleSystems Group, Inc. ("GTS") acquired substantially all of the outstanding ordinary shares and American Depositary Shares of Esprit. The combination was accounted for as a pooling of interests. Accordingly, the transaction resulted in Esprit becoming a subsidiary of GTS.

    Further, on September 24, 1999 and effective October 1, 1998, the Company changed its fiscal year end from September 30 to December 31. The three month transition period ended December 31, 1998 bridges the gap between the Company's old and new fiscal year ends.

3.  POLICIES AND PROCEDURES

    The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares outstanding. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effects would be anti-dilutive.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 1999. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position.

4.  BUSINESS COMBINATIONS

    In May 1998, Esprit acquired all of the outstanding common stock of Thyssen Festnetz Management GmbH and the whole limited partnership interest in Thyssen Festnetz GmbH & Co. KG (collectively, the "Plusnet business") for cash consideration of approximately $151.0 million before expenses. This has been accounted for as an acquisition under the purchase method of accounting. The excess of the purchase price over the fair value of assets acquired has been preliminarily calculated at $160.5 million and has been allocated to goodwill. This has subsequently been adjusted downward by approximately $8.4 million in 1999 based upon items as prescribed in the agreed contractual terms of the acquisition.

5.  COMPREHENSIVE INCOME (LOSS)

    The following table reflects the calculation of comprehensive income (loss) for Esprit for the three months ended December 31, 1998 and 1997:

                                                   THREE MONTHS ENDED
                                                      DECEMBER 31,
                                               --------------------------
                                                  1998            1997
                                               ----------      ----------
Net loss ....................................  $  (42,551)     $   (7,542)

Other comprehensive income (loss)............
  Foreign currency translation adjustments...         118            (853)
                                               ----------      ----------

Comprehensive loss ..........................  $  (42,433)     $   (8,395)
                                               ==========      ==========


6.  SUBSEQUENT EVENTS

    On April 26, 1999, GTS acquired a majority stake in Omnicom, a French company, and assumed operational control. Effective on that date, GTS transferred its ownership interest in Omnicom to the Company. Total consideration for the Omnicom shares consisted of approximately $320 million in cash and 3,700,994 shares of GTS's common stock. The excess of the purchase price over the fair value of assets acquired has been preliminarily calculated at approximately $440.2 million and has been allocated to goodwill.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended December 31, 1998 and 1997. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs and (iii) changes in the Company's competitive environment and contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

    In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the political, economic and legal aspects of the markets in which the Company operates; competition and the Company's need for additional substantial financing. These and other factors are discussed herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

    The factors described in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

    The Company offers a range of telecommunications services and products to three targeted customer segments: (i) retail long distance voice and fax services for corporate customers to all global destinations either directly, via dedicated leased lines linked to its network, or indirectly, on a switched basis using the public telephone operator ("PTO") network by means of an access code ("Retail" or "Retail Services"); (ii) wholesale long distance traffic termination services for other telecommunications carriers, including PTOs, major telecommunications alliances and regional telephone companies ("Wholesale" or "Wholesale Services"); and (iii) network management, access and termination services to telecommunications service providers, such as calling card companies ("Service Providers"), and to resellers ("Resellers") (as a segment Service Provider/Reseller Services). The Company has recently introduced two new categories of service to complement its established long distance telecommunications services and products: (i) bandwidth services, consisting of providing telecommunications transmission capacity to its customers from May 1998, as well as other telecommunications companies ("Bandwidth Services") and
(ii) enhanced services, such as toll free services, calling cards and switched data services ("Enhanced Services").

RESULTS OF OPERATIONS

    The following table sets forth our statement of operations as a percentage of revenues:


                                                  THREE MONTHS ENDED
                                                     DECEMBER 31,
                                               -----------------------
                                                 1998           1997
                                               --------       --------
Revenues ....................................     100.0%         100.0%
Access and network ..........................      76.8           83.3
Selling, general and administrative .........      46.3           40.3
Depreciation and amortization ...............      15.3            9.2
                                               --------       --------
Loss from operations ........................     (38.4)         (32.8)

Interest, net ...............................     (28.8)          (1.8)
Foreign currency losses .....................      (1.8)            --
                                               --------       --------
                                                  (30.6)          (1.8)

Net loss ....................................     (69.0)         (34.6)%
                                               ========       ========

Net loss applicable to common shareholders...     (69.0)         (34.6)%
                                               ========       ========

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

    Revenue. Our consolidated revenue increased to $61.7 million for the three months ended December 31, 1998 as compared to $21.8 million for the three months ended December 31, 1997. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations, partially offset by a decline in prices for the Company's products and services. Additionally, the acquisition of PLUSNET Gesellschaft fur Netzwerk Services GmbH ("PLUSNET") in May 1998 contributed to the increase in revenue for the three months ended December 31, 1998, whereas there was no comparative revenue for the three months ended December 31, 1997.

    Access and Network Services. Our access and network services costs for the three months ended December 31, 1998 increased to $47.3 million or 76.8% of revenues as compared to $18.2 million or 83.3% of revenues for the three months ended December 31, 1997. The increase in access and network services costs is primarily due to the increase in the Company's traffic volume. The decrease in access and network services costs as a percentage of revenues in the fourth quarter of 1998 is attributable to increases in the efficiency of the Esprit Network and the impact of increased usage of the interconnect arrangements combined with lower interconnect prices.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended December 31, 1998 increased to $28.5 million or 46.3% of revenues as compared to $8.8 million or 40.3% of revenues for the three months ended December 31, 1997. The increase in selling, general and administrative expenses in 1998 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

    Depreciation and Amortization. Depreciation and amortization increased to $9.5 million for the three months ended December 31, 1998 as compared to $2.0 million for the three months ended December 31, 1997. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

    Interest, net. Interest increased to approximately ($17.7) million for the three months ended December 31, 1998 from ($0.4) million in the three months ended December 31, 1997. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since 1997 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

    Foreign Currency Loss. We recognized foreign currency losses of $1.1 million in the three months ended December 31, 1998. Our foreign currency losses are primarily attributable to the effect of currency movements on our outstanding debt obligations.

                         LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

    Our revenues and costs are dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources otherwise prove to be insufficient, we might need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses.

    We cannot assure you that we will be able to consummate additional capital financing on favorable terms. As a result, we may be subject to additional or more restrictive financial covenants and our interest obligations may increase significantly. Failure to generate sufficient funds in the future, may require us to delay or abandon some or all of our anticipated expenditures, to sell assets, or both, either of which could have a material adverse effect on our operations.

LIQUIDITY ANALYSIS

    We had cash and cash equivalents of $166.1 million and $230.7 million as of December 31, 1998 and September 30, 1998, respectively. We had restricted cash of $66.5 million and $83.2 million as of December 31, 1998 and September 30, 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

    In the three months ended December 31, 1998 we used $27.6 million of cash for our operating activities. The significant increase in cash spending for our operations in the quarter ended December 31, 1998 as compared to 1997 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also used cash of $56.4 million for our investing activities in the fourth quarter of 1998 respectively. In the three months ended December 31, 1998 we received cash of $12.8 million from our financing activities. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

YEAR 2000 COMPLIANCE

    The "Year 2000" issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. Use of non-Year 2000 compliant programs could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions and invoices or engage in similar normal business activities.

    Issues Posed by the Year 2000 Issue. We are exposed to the Year 2000 issue in a number of ways. Among other things, the Year 2000 issue might affect our:
(1) computer hardware and software; (2) telecommunications equipment and other systems with embedded logic (among other things, this includes our fire detection, access control systems, heating, ventilation and air conditioning, and uninterruptible power supply); (3) operating partners and organizations upon which we are dependent; (4) local access connections, upon which we are dependent; and (5) supply chain.

    Our Year 2000 Compliance Program. We have initiated a Year 2000 compliance program to address the aforementioned risks which the Year 2000 issue poses and to avoid any material loss or impact to us or our customers due to these risks. The object of this Year 2000 compliance program is to ensure that neither the performance nor functionality of our operations are affected by dates, prior to, during and after 2000. The scope of the Year 2000 compliance program includes all of the business functions, locations and resources which are essential to us. The resources which are within the scope of the Year 2000 compliance program are, among other things, our computer systems, software, vendor supplied software, telecommunications equipment, third party telecommunications partners and other network service suppliers, environmental and building control systems, internal communication systems and other interfaces with third party services. As explained below, our efforts to assess our systems as well as non-system areas related to Year 2000 compliance involve (1) a wide-ranging assessment of the Year 2000 problems that may affect us, (2) the development of remedies to address the problems discovered in the assessment phase and (3) testing of the remedies.

    Assessment Phase. The assessment phase includes internal and third party review of potential risks associated with the availability, integrity and reliability of operational systems necessary to conduct business. During the assessment phase we have identified substantially all of our major hardware and software platforms, applications, telecommunications equipment and other non-IT resources that support the business functions. The assessment phase of the Year 2000 compliance program further identified the internal and external technical interfaces, third party business relationships and internally developed systems which might be materially impacted by Year 2000 issues. Our observations from the assessment phase during the third and fourth quarters of 1998 is that most of our telecommunications equipment and software has been purchased within the past three years and the majority is already compliant or can be made compliant with minor upgrades. We completed the assessment phase of our Year 2000 readiness in the fourth quarter of 1998.

Assessment of Third Party Compliance. As noted above, we have also undertaken our Year 2000 compliance program to assess and monitor the progress of third party vendors in resolving Year 2000 issues. We have obtained confirmations, wherever possible, from our primary telecommunication vendors, business partners and hardware and software vendors as to what plans, if any, are being developed or are already in place to address their ability to process transactions related to the Year 2000 transition. The British Standards Institute (BSI) defines these transition dates. We have received statements of intended compliance as of mid-1999 from the majority of vendors contacted.

Remediation, Prevention and Testing Phases. Based on those resources identified in the assessment phase, we developed a detailed plan in the third and fourth quarter of 1998, which directed the remediation and testing phases. All critical components were in testing by December 31, 1998. All critical components were Y2K compliant by October 15, 1999.

Business Continuity, Contingency Planning. We believe that we have identified and remediated the high risk and high impact items in support of business continuity. We believe that we are prepared through our contingency plans to respond to Y2K transition problems for our subsidiaries, whether external or internal. We intend to have key members of the Year 2000 Readiness committee on duty at our Crisis Command Center during the critical changeover period, to ensure that any unforeseen disruptions are dealt with to reach a timely resolve.

    Our Worst Case Scenario. Our worst case scenario would be the failure of our telecommunications equipment, power providers and/or interfaces with other telecommunication vendors and either or both of the following:

    o a loss of interconnect capacity from one or more major suppliers of transmission capacity; and

    o our inability to record, track or invoice billable minutes which could ultimately cause us to temporarily stop carrying traffic.

    These cases would create business interruption at some of our operations and would adversely affect our revenues. However, we have operations that are geographically diversified; therefore, it is not anticipated that the worst case scenario would affect all operations at the same time. Additionally, if power failures occur, we currently have diesel generators at certain of our major sites. Based on our assessment during the third and fourth quarters of 1998, we do not foresee a material loss due to these conditions. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect.

    Contingency Plans. We have developed a contingency plan to address our worst case scenario; however, certain of the initiatives are subject to execution risk. This risk would include the ability to have access to diesel fuel or large generators should power failures occur, the ability to quickly replace telecommunications equipment and the ability to contract with alternative telecommunication and maintenance providers at reasonable terms. Moreover, we maybe further limited in resources in certain geographical regions due to the market volatility and weak economies in which we have business operations.

    Costs Related to the Year 2000 Issue. We expect that we will incur approximately $1.5 million in expenses to complete the assessment, detailed planning, remediation, prevention and testing phases, exclusive of replacement costs for telecommunications equipment and software, of which approximately $0.2 million had been incurred during 1998. It is estimated that between $0.2 million to $0.4 million of the total expenditure will be required to complete the remediation and testing phase, excluding the replacement of telecommunications equipment and software. We have currently identified that certain telecommunications equipment and software will need to be replaced and we anticipate that we will incur approximately $0.2 million to replace the identified telecommunications equipment and software. Further, we are currently unable to quantify the total costs that we may incur for the replacement of all telecommunications equipment and software due to the stage of our Year 2000 readiness review. These costs will be funded from operating cash flows and expensed as incurred. In addition, the preceding cost estimate does not include amounts associated with the accelerated acquisition of replacement systems, as none are included in the initial assessment during the third and fourth quarters of 1998. We do not expect that the costs of addressing our Year 2000 readiness will have a material effect on our financial condition or results of operations. However, we cannot assure you that Year 2000 non-compliance by our systems or the systems of vendors, customers, partners or others will not result in a material adverse effect for us.

    Risks Related to the Year 2000 Issue. Although our efforts to be Year 2000 compliant are intended to minimize the adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue will not be known until 2000. Difficulties in implementing the remediation or prevention phases or failure by us to fully implement the planning or remediation phases or the failure of our major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner would have a material adverse effect on our business, results of operations, and financial condition.

IMPACT OF THE EURO

    On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain established fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

    We have significant operations within the European Union including many of the countries that have adopted the Euro. We are currently evaluating the impact the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have material adverse affect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union as we have always operated as a pan-European business with transparent pricing in ECU for the majority of our customers. Moreover, we are evaluating our ability to update our information systems to accommodate the adoption of the Euro but we do not expect to incur material costs in either the evaluating or the updating of such systems. In addition, we cannot accurately predict the impact the Euro will have on currency exchange rates or on our currency exchange risk.

    Although we do have subsidiaries that have adopted the Euro as their legal currency, the functional currency for the Company remains pounds sterling.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Some of our operations are outside the United Kingdom and therefore our consolidated financial results are subject to fluctuations in currency exchange rates. Our operations transact their business in the following significant currencies: Deutschmark, French Franc, British Pound Sterling, Belgian Franc, Dutch Guilder, and, effective January 1, 1999, the Euro. For those operating companies that transact their business in currencies that are not readily convertible, we attempt to minimize our exposure by indexing our invoices and collections to the applicable dollar/foreign currency exchange rate to the extent our costs (including interest expense, capital expenditures and equity) are incurred in GBP. Although we are attempting to match revenues, costs, borrowing and repayments in terms of their respective currencies, we have experienced, and may continue to experience, losses and a resulting negative impact on earnings with respect to holdings solely as a result of foreign currency exchange rate fluctuations, which include foreign currency devaluations against the GBP. Furthermore, certain of our operations have notes payable and notes receivable which are denominated in a currency other than their own functional currency or loans linked to the Deutsche mark and US Dollar. We may also experience economic loss and a negative impact on earnings related to these monetary assets and liabilities.

    We have developed risk management policies that establish guidelines for managing foreign exchange risk. We are currently evaluating the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. Our ability to hedge our exposure is limited since certain of our operations are located in countries whose currencies are not easily convertible. Financial hedge instruments for these countries are nonexistent or limited and also pricing of these instruments is often volatile and not always efficient. We designed and implemented reporting processes to monitor the potential exposure on an ongoing basis beginning in 1998. We will use the output of this process to execute financial hedges to cover foreign exchange exposure when practical and economically justified.

     Esprit's treasury function manages its funding, liquidity and exposure to interest rate and foreign exchange rate risks. The Company's treasury operations are conducted within a framework of policies and guidelines authorized by the Company's Board of Directors. In accordance with the Company's policy statement, Esprit does not enter into any transactions of a speculative nature. Although the Company is exposed to fluctuations in exchange rates, it does not use any derivatives to mitigate that risk.

     The principal and material areas of exposure arise out of the Company's U.S. Dollar-denominated Notes and DM-denominated Notes which bear a fixed rate of funding but are exposed to fluctuation in exchange rate movements. Although the Company does not actively hedge these open positions, it does attempt to mitigate them by maintaining assets in the exposed currencies whenever possible. Foreign exchange exposures are monitored by tracking actual and projected commitments every quarter.

INTEREST RATES

     Esprit has fixed rate debt, as the interest rates on the Notes are fixed until maturity. The following is a breakdown of the Company's principal and material debt as of December 31, 1998:

NOTES                                                  INTEREST RATE        MATURITY
-----                                                  -------------        --------
U.S.$  230,000,000.................................       11.500%             2007
DM     125,000,000..................................      11.500%             2007

U.S.$  150,000,000.................................       10.875%             2008
DM     150,000,000.................................       11.000%             2008

EXCHANGE RATES

     As noted above, the Company's principal and material areas of exposure arise out of its foreign currency denominated Notes. The fact that the Company has certain principal and material amounts of assets in those currencies mitigates this exposure. The Company had the following mitigating foreign currency assets as of December 31, 1998:

Deposits

U.S.$   106,851,000
DM       81,896,000

Restricted Securities

U.S.$    50,124,000
DM       27,155,000

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    See Note 6 to the Company's unaudited Condensed Consolidated Financial Statements included in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                      DESIGNATION           DESCRIPTION
                      -----------           -----------
                          27         Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                  ESPRIT TELECOM GROUP PLC
                                                  (Registrant)

                                                  By: /s/ GRIER C. RACLIN
                                                      --------------------------
                                                      Name: Grier C. Raclin
                                                      Title: Officer



Date: November 8, 1999

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
   27                         Financial Data Schedule
