Form 10-Q
period 1999-03-31
ESPRIT TELECOM GROUP PLC
filed 1999-11-12
CIK 1032142

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                     PART I.       FINANCIAL INFORMATION
                     Item 1        Financial Statements of Esprit Telecom Group plc (unaudited).......      3
                                   Condensed Consolidated Balance Sheets as of March 31, 1999 and
                                        December 31, 1998.............................................      3
                                   Condensed Consolidated Statements of Operations for the Three Months
                                        Ended March 31, 1999 and March 31, 1998, respectively ........      4
                                   Condensed Consolidated Statements of Cash Flows for the Three Months
                                        Ended March 31, 1999 and March 31, 1998, respectively.........      5
                                   Notes to Condensed Consolidated Financial Statements...............      6
                     Item 2        Management's  Discussion and Analysis of Financial Condition and
                                        Results of Operations ........................................      8
                     Item 3        Quantitative and Qualitative Disclosures About Market Risk.........     12
                     PART II.      OTHER INFORMATION
                     Item 5        Other Information .................................................     14
                     Item 6        Exhibits and Reports on Form 8-K ..................................     14
                     Signatures ......................................................................     15

PART I FINANCIAL INFORMATION
  ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            ESPRIT TELECOM GROUP PLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 MARCH 31,      DECEMBER 31,
                                                  ASSETS                           1999            1998
                                                                                 ---------      -----------
                                                                             (in thousands, except share data)
CURRENT ASSETS
 Cash and cash equivalents ...........................................           $ 102,764       $ 166,107
 Restricted cash .....................................................              31,178          35,079
 Accounts receivable, net ............................................              95,097          70,503
 Prepaid expenses and other assets ...................................                  --           4,356
                                                                                 ---------       ---------

          TOTAL CURRENT ASSETS .......................................             229,039         276,045

 Property and equipment, net .........................................             128,941         114,949
 Goodwill and intangible assets, net .................................             193,219         210,566
 Restricted cash and other non-current assets ........................              34,460          31,391
                                                                                 ---------       ---------

          TOTAL ASSETS ...............................................           $ 585,659       $ 632,951
                                                                                 =========       =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and other current liabilities ......................           $ 151,632       $ 108,776
                                                                                 ---------       ---------

          TOTAL CURRENT LIABILITIES ..................................             151,632         108,776

 Long-term debt, capital leases and other non-current liabilities ....             547,235         575,996
                                                                                 ---------       ---------
          TOTAL LIABILITIES ..........................................             698,867         684,772

SHAREHOLDERS' EQUITY
 Common stock, (pound)0.01 par value (200,000,000 shares
   authorized; 126,101,574 and 125,799,771 shares issued and
   outstanding at March 31, 1999 and December 31, 1998,
   respectively) .....................................................               2,033           2,088
 Additional paid-in capital ..........................................              91,272          91,217
 Cumulative translation adjustment ...................................               2,783           6,456
 Accumulated deficit .................................................            (209,296)       (151,582)
                                                                                 ---------       ---------

          TOTAL SHAREHOLDERS' EQUITY .................................            (113,208)        (51,821)
                                                                                 ---------       ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................           $ 585,659       $ 632,951
                                                                                 =========       =========

   The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           --------------------------
                                                            1999              1998
                                                          ---------         ---------
                                                       (in thousands, except per share data)
Revenues .........................................        $  65,914         $  23,431
Operating expenses:
  Access and network services ....................           53,415            18,818
  Selling, general and administrative ............           42,619             9,754
  Depreciation and amortization ..................           12,011             2,657
                                                          ---------         ---------

Total operating expenses .........................          108,045            31,229

Loss from operations .............................          (42,131)           (7,798)
Other income (expense):
  Interest, net ..................................          (14,672)           (4,047)
  Foreign currency losses ........................           (4,220)             (796)
                                                          ---------         ---------
                                                            (18,892)           (4,843)
                                                          ---------         ---------

Net Loss .........................................        $ (61,023)        $ (12,641)
                                                          =========         =========

Loss per common share:

  Net loss per share .............................        $   (0.48)        $   (0.10)
                                                          =========         =========

  Weighted average common shares outstanding .....          125,926           124,229
                                                          =========         =========

   The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ---------------------------
                                                                            1999             1998
                                                                         ---------         ---------
                                                                                (in thousands)
NET CASH USED IN OPERATING ACTIVITIES ...........................        $ (36,077)        $  (6,550)
                                                                         ---------         ---------

INVESTING ACTIVITIES
  Purchases of property and equipment ...........................          (22,236)           (6,873)
                                                                         ---------         ---------

          NET CASH USED IN INVESTING ACTIVITIES .................          (22,236)           (6,873)
                                                                         ---------         ---------

FINANCING ACTIVITIES
  Repayments of debt ............................................             (611)               --
  Net proceeds from issuance of equity securities ...............               --            13,466
                                                                         ---------         ---------

          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...             (611)           13,466
                                                                         ---------         ---------

Effect of exchange rate changes on cash and cash
  equivalents ...................................................           (4,419)           (5,105)
                                                                         ---------         ---------
Net decrease in cash and cash equivalents .......................          (63,343)           (5,062)
Cash and cash equivalents at beginning of period ................          166,107           219,827
                                                                         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................        $ 102,764         $ 214,765
                                                                         =========         =========

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

2.    BASIS OF PRESENTATION

    The financial statements of Esprit included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations which differs in certain significant respects from the accounting principles generally accepted in the United Kingdom. The financial results set forth above represent the Company's financial results under US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material inter-company affiliate account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's September 30, 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 1999 may not be indicative of the operating results for the full year.

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

5.    COMPREHENSIVE INCOME (LOSS)

    The following table reflects the calculation of comprehensive loss for Esprit for the three months ended March 31, 1999 and 1998:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                          --------------------------
                                                             1999            1998
                                                          ---------        ---------
Net loss .........................................        $ (61,023)       $ (12,641)

Other comprehensive loss
  Foreign currency translation adjustments .......           (3,674)          (3,078)
                                                          ---------        ---------

Comprehensive loss ...............................        $ (64,697)       $ (15,719)
                                                          =========        =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 1999 and 1998. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs and (iii) changes in the Company's competitive environment, contain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

RESULTS OF OPERATIONS

    The following table sets forth our statement of operations as a percentage of revenues:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                           1999            1998
                                                          ------          ------
Revenues .........................................         100.0%          100.0%
Access and network services ......................          81.0            80.3
Selling, general and administrative ..............          64.7            41.6
Depreciation and amortization ....................          18.2            11.3
                                                          ------          ------
Loss from operations .............................         (63.9)          (33.2)

Interest, net ....................................         (22.3)          (17.3)
Foreign currency losses ..........................          (6.4)           (3.4)
                                                          ------          ------
                                                           (28.7)          (20.7)

Net loss .........................................         (92.6)%         (53.9)%
                                                          ======          ======

Net loss applicable to common shareholders .......         (92.6)%         (53.9)%
                                                          ======          ======

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

    Revenue. Our consolidated revenue increased to $65.9 million for the three months ended March 31, 1999 as compared to $23.4 million for the three months ended March 31, 1998. The growth in revenue was primarily attributable to the increase in our customer base and customer traffic, partially offset by a decline in prices for the Company's products and services. Additionally, the acquisition of PLUSNET Gesellschaft fur Netzwerk Services GmbH ("PLUSNET") in May 1998 contributed to the increase in revenue for the three months ended March 31, 1999, whereas there was no comparative revenue for the three months ended March 31, 1998.

    Access and Network Services. Our access and network services costs for the three months ended March 31, 1999 increased to $53.4 million or 81.0% of revenues as compared to $18.8 million or 80.3% of revenues for the three months ended March 31, 1998. The increase in access and network services is primarily due to the increase in the Company's traffic volume. Access and network services costs as a percentage of revenue increased from the previous quarter as a direct result of price cuts implemented by Deutsche Telekom on German national traffic from January 1999. This resulted in lower selling prices by Esprit and gross margins in Germany were negatively impacted.

    Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 1999 increased to $42.6 million or 64.7% of revenues as compared to $9.8 million or 41.6% of revenues for the three months ended March 31, 1998. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base. Further, the Company invested in additional operational staff required for the establishment of the Esprit network fibre ring infrastructure and the implementation of new billing systems.

    Depreciation and Amortization. Depreciation and amortization increased to $12.0 million for the three months ended March 31, 1999 as compared to $2.7 million for the three months ended March 31, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure and operations throughout Europe. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

    Interest, net. Interest increased to approximately ($14.7) million for the three months ended March 31, 1999 from ($4.0) million in the three months ended March 31, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the first quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

    Foreign Currency Loss. We recognized foreign currency losses of $4.2 million in the three months ended March 31, 1999 as compared to $0.8 million in the three months ended March 31, 1998. Our foreign currency losses are primarily attributable to the effect of currency movements on our outstanding debt obligations.

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

LIQUIDITY ANALYSIS

    We had cash and cash equivalents of $102.8 million and $166.1 million as of March 31, 1999 and December 31, 1998, respectively. We had restricted cash of $65.6 million and $66.5 million as of March 31, 1999 and December 31, 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

    In the three months ended March 31, 1999 and 1998 we used cash of $36.1 million and $6.6 million, respectively, for our operating activities. The significant increase in cash spending for our operations in the quarter ended March 31, 1999 as compared to 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also used cash of $22.2 million and $6.9 million for our investing activities in the first quarter of 1999 and 1998, respectively. In the three months ended March 31, 1999 we used ($0.6) million of cash for our financing activities and for the three months ended March 31, 1998 generated $13.5 million from our financing activities. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

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

INTEREST RATES

     Esprit has fixed rate debt, as the interest rates on the Notes are fixed until maturity. The following is a breakdown of the Company's principal and material debt as of March 31, 1999:

NOTES                                                  INTEREST RATE        MATURITY
-----                                                  -------------        --------
U.S.$ 230,000,000.................................       11.500%             2007
DM    125,000,000.................................       11.500%             2007

U.S.$ 150,000,000.................................       10.875%             2008
DM    150,000,000.................................       11.000%             2008

EXCHANGE RATES

     As noted above, the Company's principal and material areas of exposure arise out of its foreign currency denominated Notes. The fact that the Company has certain principal and material amounts of assets in those currencies mitigates this exposure. The Company had the following mitigating foreign currency assets as of March 31, 1999:

Deposits

U.S.$  74,105,000
EUR    18,280,000

Restricted Securities

U.S.$  50,620,000
DM     27,400,000

     There was one foreign exchange contract outstanding at March 31, 1999:

                 BUY                          SELL         RATE         VALUE        MARKET RATE    MARKET VALUE
                 ---                          ----         ----         -----        -----------    ------------
U.S.$  1,447,200.......................    900,000.00     1.6080      Apr. 1, 1999      1.6080        900,000.00


     Foreign currency assets and liabilities, which are translated into pounds sterling at year-end, are not hedged.

ITEM 5. OTHER INFORMATION

    See Note 6 to the Company's unaudited Condensed Consolidated Financial Statements included in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits

                                DESIGNATION               DESCRIPTION
                                -----------           -----------------------
                                    27                Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                         ESPRIT TELECOM GROUP PLC
                                         (Registrant)

                                         By: /s/   GRIER C. RACLIN
                                             -----------------------------------
                                             Name: Grier C. Raclin
                                             Title:  Officer



Date: November 10, 1999

                               INDEX TO EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------
  27.1                Financial Data Schedule