Form 10-Q
period 1999-06-30
ESPRIT TELECOM GROUP PLC
filed 1999-11-12
CIK 1032142

===============================================================================





                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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




===============================================================================

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
 PART I.       FINANCIAL INFORMATION
 Item 1        Financial Statements of Esprit Telecom Group plc (unaudited)............  3
               Condensed  Consolidated  Balance  Sheets  as of June  30,  1999  and
                    December 31, 1998..................................................  3
               Condensed  Consolidated  Statements of Operations  for the Three and
                    Six Months Ended June 30, 1999 and June 30, 1998, respectively.....  4
               Condensed Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1999 and June 30, 1998, respectively................  5
               Notes to Condensed Consolidated Financial Statements....................  6
 Item 2        Management's  Discussion  and  Analysis of Financial  Condition  and
                    Results of Operations .............................................  8
 Item 3        Quantitative and Qualitative Disclosures About Market Risk.............. 13
 PART II.      OTHER INFORMATION
 Item 4        Submission of Matters to a Vote of Security Holders .................... 15
 Item 6        Exhibits and Reports on Form 8-K ....................................... 15
 Signatures ........................................................................... 16

PART I FINANCIAL INFORMATION
  ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            ESPRIT TELECOM GROUP PLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        JUNE 30,       DECEMBER 31,
                                             ASSETS                                       1999             1998
                                                                                       ----------       ----------
                                                                                    (In thousands, except share data)
               CURRENT ASSETS
                Cash and cash equivalents..........................................    $   48,707       $  166,107
                Restricted cash....................................................        34,051           35,079
                Accounts receivable, net...........................................       116,441           70,503
                Prepaid expenses and other assets..................................        22,438            4,356
                                                                                       ----------       ----------

                         TOTAL CURRENT ASSETS......................................       221,637          276,045

                Property and equipment, net........................................       209,925          114,949
                Goodwill and intangible assets, net................................       615,690          210,566
                Restricted cash and other non-current assets.......................        14,675           31,391
                                                                                       ----------       ----------

                         TOTAL ASSETS..............................................    $1,061,927       $  632,951
                                                                                       ==========       ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

               CURRENT LIABILITIES.................................................    $  143,223       $  108,776
                                                                                       ----------       ----------
                Accounts payable and other current liabilities
                         TOTAL CURRENT LIABILITIES.................................       143,223          108,776

                Long-term debt, capital leases and other non-current liabilities...       643,906          575,996
                Note payable to shareholder........................................       101,888               --
                                                                                       ----------       ----------
                         TOTAL LIABILITIES.........................................       889,017          684,772

               SHAREHOLDERS' EQUITY
                Common stock, 1 pence par value (200,000,000 shares authorized;
                  126,101,574, and 125,799,771 shares issued and outstanding at
                  June 30, 1999 and December 31, 1998, respectively)...............         1,989            2,088
                Additional paid-in capital.........................................       423,640           91,217
                Cumulative translation adjustment..................................         3,699            6,456
                Accumulated deficit................................................      (256,418)        (151,582)
                                                                                       ----------       ----------

                         TOTAL SHAREHOLDERS' EQUITY................................       172,910          (51,821)
                                                                                       ----------       ----------

                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................    $1,061,927       $  632,951
                                                                                       ==========       ==========

      The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                          JUNE 30,
                                                              ---------------------------        -------------------------
                                                                  1999              1998             1999             1998
                                                              -----------       -----------      -----------      --------
                                                                          (in thousands, except per share data)

          Revenues....................................        $   81,062        $   35,316       $  146,976       $   58,747
          Operating expenses:
            Access and network services...............            60,184            28,192          113,599           47,010
            Selling, general and administrative.......            25,518            13,486           68,137           23,237
            Depreciation and amortization.............            17,525             5,756           29,536            8,413
                                                              ----------        ----------       ----------       ----------

          Total operating expenses....................           103,227            47,434          211,272           78,660

          Loss from operations                                   (22,165)          (12,118)         (64,296)         (19,913)
          Other income (expense):
            Interest, net.............................           (17,756)           (8,545)         (32,428)         (12,592)
            Foreign currency losses...................            (7,201)           (1,124)         (11,421)          (1,920)
                                                              ----------        ----------       ----------       ----------
                                                                 (24,957)           (9,669)         (43,849)         (14,512)
                                                              ----------        ----------       ----------       ----------

          Net Loss....................................        $  (47,122)       $  (21,787)      $ (108,145)      $  (34,425)
                                                              ==========        ==========       ==========       ==========

          Loss per common share:

          Net loss per share..........................        $    (0.37)       $    (0.17)      $    (0.86)      $    (0.28)
                                                              ==========        ==========       ==========       ==========

          Weighted average common shares outstanding..           126,102           124,656          126,102          124,443
                                                              ==========        ==========       ==========       ==========

      The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                  SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                               -----------------------
                                                                                                  1999         1998
                                                                                               ----------   ----------
                                                                                                    (in thousands)
               NET CASH USED IN OPERATING ACTIVITIES................................           $ (129,853)  $  (48,811)
                                                                                               ----------   ----------

               INVESTING ACTIVITIES

                 Acquisitions and intangibles.......................................               (2,854)    (174,952)
                 Other investing activities.........................................               19,309       32,833
                                                                                               ----------   ----------

                         NET CASH PROVIDED BY (USED IN) INVESTING
                           ACTIVITIES...............................................               16,455     (142,119)
                                                                                               ----------   ----------

               FINANCING ACTIVITIES

                 Proceeds from debt, net of debt issue costs........................                   --      222,400
                 Net proceeds from issuance of equity securities....................                   --        2,326
                                                                                               ----------   ----------

                         NET CASH PROVIDED BY FINANCING
                           ACTIVITIES...............................................                   --      224,726
                                                                                               ----------   ----------

               Effect of exchange rate changes on cash and cash
                 equivalents........................................................               (4,002)      (6,741)
                                                                                               ----------   ----------

               Net (decrease) increase in cash and cash equivalents.................             (117,400)      27,055
               Cash and cash equivalents at beginning of period.....................              166,107      219,827
                                                                                               ----------   ----------

               CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................           $   48,707   $  246,882
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

2.    BASIS OF PRESENTATION

      The financial statements of Esprit included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations which differs in certain significant respects from the accounting principles generally accepted in the United Kingdom. The financial results set forth above represent the Company's financial results under US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material inter-company affiliate account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's September 30, 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and six months ended June 30, 1999 may not be indicative of the operating results for the full year.

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

5.    COMPREHENSIVE INCOME (LOSS)

      The following table reflects the calculation of comprehensive income
(loss) for Esprit for the three and six months ended June 30, 1999 and 1998:


                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                            --------------------    ----------------------
                                                              1999         1998       1999         1998
                                                            ---------   --------    ---------    ---------
                                                                            (IN THOUSANDS)

Net loss.................................................   $ (47,122)  $(21,787)  $ (108,145)  $ (34,425)

Other comprehensive income (loss)........................
  Foreign currency translation adjustments...............         917     (4,782)      (2,757)     (4,904)
                                                            ---------   --------    ---------   ---------

Comprehensive loss.......................................   $ (46,205)  $(26,569)   $(110,902)  $ (39,329)
                                                            =========   ========    =========   =========


6.    RELATED PARTY TRANSACTION

      On April 14, 1999 the Company issued a subordinated promissory note to its parent company, GTS for GBP 61,804,697 ($100 million). Interest on the note will accrue at 9% per annum until maturity. Interest and principal are due upon maturity, which is June 16, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 1999 and 1998. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

RESULTS OF OPERATIONS

      The following table sets forth our statement of operations as a percentage of revenues:


                                                               THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                     JUNE 30,           JUNE 30,
                                                                     --------           --------
                                                                 1999      1998      1999       1998
                                                                -------  -------    -------   -------

Revenues                                                          100.0%   100.0%     100.0%    100.0%
Access and network services..............................          74.2     79.8       77.3      80.0
Selling, general and administrative......................          31.5     38.2       46.4      39.6
Depreciation and amortization............................          21.6     16.3       20.0      14.3
                                                                -------  -------    -------   -------
Loss from operations.....................................         (27.3)   (34.3)     (43.7)    (33.9)

Interest, net............................................         (21.9)   (24.2)     (22.1)    (21.4)
Foreign currency losses..................................          (8.9)    (3.2)      (7.8)     (3.3)
                                                                -------  -------    -------   -------
                                                                  (30.8)   (27.4)     (29.9)    (24.7)

Net loss.................................................         (58.1)%  (61.7)%    (73.6)%   (58.6)%
                                                                =======  =======    =======   =======

Net loss applicable to common shareholders...............         (58.1)%  (61.7)%    (73.6)%   (58.6)%
                                                                =======  =======    =======   =======


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

      Revenue. Our consolidated revenue increased to $81.1 million for the three months ended June 30, 1999 as compared to $35.3 million for the three months ended June 30, 1998. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations, partially offset by a decline in prices for the Company's products and services. The largest increases occurred in France with the acquisition of Omnicom on April 26, 1999. Additionally, there were increases in the United Kingdom, the Netherlands, and Germany, where the comparatives reflect the acquisition of PLUSNET Gesellschaft fur Netwerk Services GmbH ("PLUSNET") in May 1998, compared to a full quarter's revenue in the three month period ended June 30, 1999.

      Access and Network Services. Our access and network services costs for the three months ended June 30, 1999 increased to $60.2 million or 74.2% of revenues as compared to $28.2 million or 79.8% of revenues for the three months ended June 30, 1998. The increase was primarily due to the increase in Esprit's traffic volume. The decrease in access and network services as a percentage of revenues in the second quarter of 1999 is attributable to increases in the efficiency of the Esprit Network and the impact of increased usage of the interconnect arrangements combined with lower interconnect prices.

      Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 1999 increased to $25.5 million or 31.5% of revenues as compared to $13.5 million or 38.2% of revenues for the three months ended June 30, 1998. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

      Depreciation and Amortization. Depreciation and amortization increased to $17.5 million for the three months ended June 30, 1999 as compared to $5.8 million for the three months ended June 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

      Interest, net. Interest increased to approximately ($17.8) million for the three months ended June 30, 1999 from ($8.5) million in the three months ended June 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the second quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

      Foreign Currency Loss. We recognized foreign currency losses of $7.2 million in the three months ended June 30, 1999 as compared to $1.1 million in the three months ended June 30, 1998. Our foreign currency losses are primarily attributable to the effect of currency movements on our outstanding debt obligations.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

      Revenue. Our consolidated revenue increased to $147.0 million for the six months ended June 30, 1999 as compared to $58.7 million for the six months ended June 30, 1998. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations, partially offset by a decline in prices for the Company's products and services. The largest increases occurred in France with the acquisition of Omnicom on April 26, 1999. Additionally, there were increases in the United Kingdom, the Netherlands, and Germany, where the comparatives reflect the acquisition of PLUSNET Gesellschaft fur Netwerk Services GmbH ("PLUSNET") in May 1998, compared to a full quarter's revenue in the three month period ended June 30, 1999.

      Access and Network Services. Our access and network services costs in 1999 increased to $113.6 million or 77.3% of revenues for the six months ended June 30, 1999, as compared to $47.0 million or 80.0% of revenues for the six months ended June 30, 1998. The increase was primarily due to the increase in Esprit's traffic volume. The decrease in access and network services as a percentage of revenues in the second quarter of 1999 is attributable to increases in the efficiency of the Esprit Network and the impact of increased usage of the interconnect arrangements combined with lower interconnect prices.

      Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 1999 increased to $68.1 million or 46.4% of revenues as compared to $23.2 million or 39.6% of revenues for the six months ended June 30, 1998. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

      Depreciation and Amortization. Depreciation and amortization increased to $29.5 million for the six months ended June 30, 1999 as compared to $8.4 million for the six months ended June 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

      Interest, net. Interest increased to approximately ($32.4) million in the six months ended June 30, 1999 from ($12.6) million in the six months ended June 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the second quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

      Foreign Currency Loss. We recognized foreign currency losses of $11.4 million in the six months ended June 30, 1999 as compared to $1.9 million in the six months ended June 30, 1998. Our foreign currency losses are primarily attributable to the effect of currency movements on our outstanding debt obligations.

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

LIQUIDITY ANALYSIS

      We had cash and cash equivalents of $48.7 million and $166.1 million as of June 30, 1999 and December 31, 1998, respectively. We had restricted cash of $48.7 million and $66.5 million as of June 30, 1999 and December 31, 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

      In the six months ended June 30, 1999 we used cash of $129.9 million for our operating activities compared to $48.8 million used in the six months ended June 30, 1998. The significant increase in cash spending for our operations in the six months ended June 30, 1999 as compared to 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also generated cash of $16.5 million for our investing activities in the six months ended June 30, 1999 and used cash of ($142.1) million in the six months ended June 30, 1998. In the six months ended June 30, 1998, our financing activities generated $224.7 million of cash. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

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

INTEREST RATES

      Esprit has fixed rate debt, as the interest rates on the Notes are fixed until maturity. The following is a breakdown of the Company's principal and material debt as of June 30, 1999:


NOTES                                                  INTEREST RATE        MATURITY
-----                                                  -------------        --------

U.S.$ 230,000,000..................................       11.500%             2007
DM    125,000,000..................................       11.500%             2007

U.S.$ 150,000,000..................................       10.875%             2008
DM    150,000,000..................................       11.000%             2008

EXCHANGE RATES

      As noted above, the Company's principal and material areas of exposure arise out of its foreign currency denominated Notes. The fact that the Company has certain principal and material amounts of assets in those currencies mitigates this exposure. The Company had the following mitigating foreign currency assets as of June 30, 1999:

Deposits

U.S.$  43,104,000
EUR     4,881,000

Restricted Securities

U.S.$  37,880,000
DM     20,289,000

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 30, 1999, we held a meeting of shareholders. Two proposals submitted by the Company were voted upon and approved unanimously by the shareholders.

      (1) Approval of the accounts from the prior year.

      (2) Ratification of selection of PricewaterhouseCoopers as the Company's independent auditors.

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

                                                    ESPRIT TELECOM GROUP PLC
                                                    (Registrant)

                                                    By: /s/ GRIER C. RACLIN
                                                        ------------------------
                                                        Name: Grier C. Raclin
                                                        Title:  Officer

Date: November 8, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
27.1                Financial Data Schedule