Form 10-Q
period 1999-09-30
ESPRIT TELECOM GROUP PLC
filed 1999-11-12
CIK 1032142

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I.       FINANCIAL INFORMATION
Item 1        Financial Statements of Esprit Telecom Group plc (unaudited).......      3
              Condensed Consolidated Balance Sheets as of September 30, 1999 and
                   December 31, 1998 ............................................      3
              Condensed Consolidated Statements of Operations for the Three and
                   Nine Months Ended September 30, 1999 and September 30, 1998,
                   respectively .................................................      4
              Condensed Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 1999 and September 30, 1998,
                   respectively .................................................      5
              Notes to Condensed Consolidated Financial Statements...............      6
Item 2        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ........................................      8
Item 3        Quantitative and Qualitative Disclosures About Market Risk.........     13
PART II.      OTHER INFORMATION
Item 6        Exhibits and Reports on Form 8-K ..................................     15
Signatures ......................................................................     16

PART I FINANCIAL INFORMATION
  ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            ESPRIT TELECOM GROUP PLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,   DECEMBER 31,
                                             ASSETS                                         1999             1998
                                                                                        ------------    ------------
                                                                                      (in thousands, except share data)

               CURRENT ASSETS
                 Cash and cash equivalents ..........................................   $     33,837    $    166,107
                 Restricted cash ....................................................         34,276          35,079
                 Accounts receivable, net ...........................................        158,441          70,503
                 Prepaid expenses and other assets ..................................          9,507           4,356
                                                                                        ------------    ------------

                         TOTAL CURRENT ASSETS .......................................        236,061         276,045

                Property and equipment, net .........................................        243,086         114,949
                Goodwill and intangible assets, net .................................        614,503         210,566
                Restricted cash and other non-current assets ........................         14,443          31,391
                                                                                        ------------    ------------

                         TOTAL ASSETS ...............................................   $  1,108,093    $    632,951
                                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

               CURRENT LIABILITIES
                Accounts payable and other current liabilities ......................   $    228,252    $    108,776
                                                                                        ------------    ------------

                         TOTAL CURRENT LIABILITIES ..................................        228,252         108,776

                Long-term debt, capital leases and other non-current liabilities ....        645,284         575,996
                Note payable to shareholder .........................................        104,168              --
                                                                                        ------------    ------------

                         TOTAL LIABILITIES ..........................................        977,704         684,772

               SHAREHOLDERS' EQUITY
                Common stock, (pound)0.01 par value (200,000,000 shares
                  authorized; 126,101,574, and 125,799,771 shares issued and outstanding at
                  September 30, 1999 and December 31, 1998, respectively) ...........          2,074           2,088
                Additional paid-in capital ..........................................        456,578          91,217
                Cumulative translation adjustment ...................................         (5,170)          6,456
                Accumulated deficit .................................................       (323,093)       (151,582)
                                                                                        ------------    ------------

                         TOTAL SHAREHOLDERS' EQUITY .................................        130,389         (51,821)
                                                                                        ------------    ------------

                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................   $  1,108,093    $    632,951
                                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                      1999            1998            1999            1998
                                                  ------------    ------------    ------------    ------------
                                                              (in thousands, except per share data)

Revenues ......................................   $     94,034    $     54,501    $    241,010    $    113,248
Operating expenses:
  Access and network services .................         94,281          41,883         207,880          88,893
  Selling, general and administrative .........         42,048          23,002         110,185          46,239
  Depreciation and amortization ...............         20,125           8,659          49,662          17,072
                                                  ------------    ------------    ------------    ------------

Total operating expenses ......................        156,454          73,544         367,727         152,204

Loss from operations ..........................        (62,420)        (19,043)       (126,717)        (38,956)
Other income (expense):
  Interest, net ...............................        (17,524)         (6,048)        (49,952)        (18,640)
  Foreign currency gains (losses) .............         13,267          (1,127)          1,847          (3,047)
                                                  ------------    ------------    ------------    ------------
                                                        (4,257)         (7,175)        (48,105)        (21,687)
                                                  ------------    ------------    ------------    ------------

Net Loss ......................................   $    (66,677)   $    (26,218)   $   (174,822)   $    (60,643)
                                                  ============    ============    ============    ============

Loss per common share:

Net loss per share ............................   $      (0.53)   $      (0.21)   $      (1.39)   $      (0.49)
                                                  ============    ============    ============    ============
Weighted average common shares outstanding ....        126,102         125,266         126,102         124,717
                                                  ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            ESPRIT TELECOM GROUP PLC

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ----------------------------
                                                                             1999            1998
                                                                         ------------    ------------
                                                                                 (in thousands)

              NET CASH USED IN OPERATING ACTIVITIES ..................   $   (132,776)   $    (13,593)
                                                                         ------------    ------------

              INVESTING ACTIVITIES

               Acquisitions, net of cash .............................             --        (159,525)
               Other investing activities ............................        (35,123)        (53,985)
                                                                         ------------    ------------

                        NET CASH USED IN INVESTING ACTIVITIES ........        (35,123)       (213,510)
                                                                         ------------    ------------

              FINANCING ACTIVITIES

               Proceeds from debt, net of debt issue costs ...........             --         237,426
               Other financing activities ............................         41,349               2
                                                                         ------------    ------------

                        NET CASH PROVIDED BY FINANCING
                          ACTIVITIES .................................         41,349         237,428
                                                                         ------------    ------------

               Effect of exchange rate changes on cash and cash
                equivalents ..........................................         (5,720)            593
                                                                         ------------    ------------

               Net (decrease) increase in cash and cash equivalents ..       (132,270)         10,918
               Cash and cash equivalents at beginning of period ......        166,107         219,827
                                                                         ------------    ------------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $     33,837    $    230,745
                                                                         ============    ============


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

2.       BASIS OF PRESENTATION

         The financial statements of Esprit included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations which differs in certain significant respects from the accounting principles generally accepted in the United Kingdom. The financial results set forth above represent the Company's financial results under US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material inter-company affiliate account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's September 30, 1998 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 1999 may not be indicative of the operating results for the full year.

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

5.       COMPREHENSIVE INCOME (LOSS)

         The following table reflects the calculation of comprehensive income
(loss) for Esprit for the three and nine months ended September 30, 1999 and 1998:

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                ----------------------------    ----------------------------
                                                    1999            1998           1999             1998
                                                ------------    ------------    ------------    ------------
                                                                            (IN THOUSANDS)

Net loss ....................................   $    (66,677)   $    (26,218)   $   (174,822)   $    (60,643)

Other comprehensive income (loss)
  Foreign currency translation adjustments ..         (8,869)          6,513         (11,626)          1,609
                                                ------------    ------------    ------------    ------------

Comprehensive loss ..........................   $    (75,546)   $    (19,705)   $   (186,448    $    (59,034)
                                                ============    ============    ============    ============

6.       RELATED PARTY TRANSACTION

         On April 14, 1999 the Company issued a subordinated promissory note to its parent company, GTS for GBP 61,804,697 ($100 million). Interest on the note will accrue at 9% per annum until maturity, which is June 16, 2008.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the Company's Condensed, Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

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

OVERVIEW

         The Company offers a range of telecommunications services and products to three targeted customer segments: ( i ) retail long distance voice and fax services for corporate customers to all global destinations either directly, via dedicated leased lines linked to its network, or indirectly, on a switched basis using the public telephone operator ("PTO") network by means of an access code ("Retail" or "Retail Services"); (ii) wholesale long distance traffic termination services for other telecommunications carriers, including PTOs, major telecommunications alliances and regional telephone companies ("Wholesale" or "Wholesale Services"); and (iii) network management, access and termination services to telecommunications service providers, such as calling card companies ("Service Providers"), and to resellers ("Resellers") (as a segment Service Provider/Reseller Services). The Company has recently introduced two new categories of service to complement its established long distance telecommunications services and products: ( i ) bandwidth services, consisting of providing telecommunications transmission capacity to its customers from May 1998, as well as other telecommunications companies ("Bandwidth Services") and
(ii) enhanced services, such as toll free services, calling cards and switched data services ("Enhanced Services").

RESULTS OF OPERATIONS

         The following table sets forth our statement of operations as a percentage of revenues:

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                -------------------------     -------------------------
                                                   1999           1998           1999           1998
                                                ----------     ----------     ----------     ----------

Revenues ....................................        100.0%         100.0%         100.0%         100.0%
Access and network services .................        100.3           76.8           86.3           78.5
Selling, general and administrative .........         44.7           42.2           45.7           40.8
Depreciation and amortization ...............         21.4           15.9           20.6           15.1
                                                ----------     ----------     ----------     ----------
Loss from operations ........................        (66.4)         (34.9)         (52.6)         (34.4)

Interest, net ...............................        (18.6)         (11.1)         (20.7)         (16.5)
Foreign currency gains (losses) .............         14.1           (2.1)           0.8           (2.6)
                                                ----------     ----------     ----------     ----------
                                                      (4.5)         (13.2)         (19.9)         (19.1)

Net loss ....................................        (70.9)%        (48.1)%        (72.5)%        (53.5)%
                                                ==========     ==========     ==========     ==========

Net loss applicable to common shareholders ..        (70.9)%        (48.1)%        (72.5)%        (53.5)%
                                                ==========     ==========     ==========     ==========


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenue. Our consolidated revenue increased to $94.0 million for the three months ended September 30, 1999 as compared to $54.5 million for the three months ended September 30, 1998. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations, partially offset by a decline in prices for the Company's products and services. The largest increases occurred in France with the acquisition of Omnicom on April 26, 1999.

         Access and Network Services. Our access and network services costs for the three months ended September 30, 1999 increased to $94.3 million or 100.3% of revenues as compared to $41.9 million or 76.8% of revenues for the three months ended September 30, 1998. The increase was primarily due to the increase in Esprit's traffic volume.

         Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 1999 increased to $42.0 million or 44.7% of revenues as compared to $23.0 million or 42.2% of revenues for the three months ended September 30, 1998. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

         Depreciation and Amortization. Depreciation and amortization increased to $20.1 million for the three months ended September 30, 1999 as compared to $8.7 million for the three months ended September 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

         Interest, net. Interest increased to approximately ($17.5) million for the three months ended September 30, 1999 from ($6.0) million in the three months ended September 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the third quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

         Foreign Currency Gain (Loss). We recognized foreign currency gains of $13.3 million in the three months ended September 30, 1999 as compared to losses of ($1.1) million in the three months ended September 30, 1998. Our foreign currency gains are primarily attributable to the effect of currency movements on our outstanding debt obligations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenue. Our consolidated revenue increased to $241.0 million for the nine months ended September 30, 1999 as compared to $113.2 million for the nine months ended September 30, 1998. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations, partially offset by a decline in prices for the Company's products and services. The largest increases occurred in France with the acquisition of Omnicom on April 26, 1999. Additionally, there were increases in the United Kingdom, the Netherlands, and Germany, where the comparatives reflect the acquisition of PLUSNET Gesellschaft fur Netwerk Services GmbH ("PLUSNET") in May 1998, compared to nine months of revenue in the period ended September 30, 1999.

         Access and Network Services. Our access and network services costs in 1999 increased to $207.9 million or 86.3% of revenues for the nine months ended September 30, 1999, as compared to $88.9 million or 78.5% of revenues for the nine months ended September 30, 1998. The increase was primarily due to the increase in Esprit's traffic volume.

         Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased to $110.2 million or 45.7% of revenues as compared to $46.2 million or 40.8% of revenues for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses in 1999 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

         Depreciation and Amortization. Depreciation and amortization increased to $49.7 million for the nine months ended September 30, 1999 as compared to $17.1 million for the nine months ended September 30, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

         Interest, net. Interest increased to approximately ($50.0) million in the nine months ended September 30, 1999 from ($18.6) million in the nine months ended September 30, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since the third quarter of 1998 offset by an increase in interest earned on the short term investments of equity and debt proceeds.

         Foreign Currency Gain (Loss). We recognized foreign currency gains of $1.8 million in the nine months ended September 30, 1999 as compared to losses of ($3.0) million in the nine months ended September 30, 1998. Our foreign currency gains are primarily attributable to the effect of currency movements on our outstanding debt obligations.

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

LIQUIDITY ANALYSIS

         We had cash and cash equivalents of $33.8 million and $166.1 million as of September 30, 1999 and December 31, 1998, respectively. We had restricted cash of $48.7 million and $66.5 million as of September 30, 1999 and December 31, 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

         In the nine months ended September 30, 1999 we used cash of $132.8 million for our operating activities compared to $13.6 million used in the nine months ended September 30, 1998. The significant increase in cash spending for our operations in the nine months ended September 30, 1999 as compared to 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs and accounts receivable carrying balances. We also used cash of $35.1 million and $213.5 million for our investing activities in the nine months ended September 30, 1999 and 1998, respectively. In the nine months ended September 30, 1999 and 1998, our financing activities generated $41.3 million and $237.4 million of cash, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

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

INTEREST RATES

         Esprit has fixed rate debt, as the interest rates on the Notes are fixed until maturity. The following is a breakdown of the Company's principal and material debt as of September 30, 1999:

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


EXCHANGE RATES

         As noted above, the Company's principal and material areas of exposure arise out of its foreign currency denominated Notes. The fact that the Company has certain principal and material amounts of assets in those currencies mitigates this exposure. The Company had the following mitigating foreign currency assets as of September 30, 1999:

Deposits

U.S.$  14,957,000
EUR     6,171,000

Restricted Securities

U.S.$  38,401,000
DM     20,402,000

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A. Exhibits
                                     DESIGNATION        DESCRIPTION
                                     -----------        -----------

                                          27            Financial Data Schedule


    B. Reports on Form 8-K

                        DATE OF REPORT        SUBJECT OF REPORT
                      ------------------      -----------------

                      September 30, 1999      On September 24, 1999, the Board
                                              of Directors determined that it
                                              would adopt a new fiscal year
                                              ending December 31 in order to
                                              conform to its parent company,
                                              GTS.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                            ESPRIT TELECOM GROUP PLC
                                            (Registrant)

                                            By: /s/ GRIER C. RACLIN
                                                ------------------------------
                                                Name: Grier C. Raclin
                                                Title:  Officer

Date: November 10, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
 27.1            Financial Data Schedule