Form 10-K
period 1999-12-31
GLOBAL TELESYSTEMS EUROPE LTD
filed 2000-03-30
CIK 1032142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------
                                   FORM 10-K

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-29148

                             ---------------------
                      GLOBAL TELESYSTEMS (EUROPE) LIMITED
             (Exact name of registrant as specified in its charter)

              ENGLAND AND WALES                                     NONE
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification Nos.)

                                 MINERVA HOUSE
                         VALPY STREET, READING RG1 1AR
                                 UNITED KINGDOM
                    (Address of principal executive offices)

                                +44 118 951 4000
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

                             ---------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this Form 10-K, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] Not Applicable.

     The Registrant is a wholly owned subsidiary of Global TeleSystem Group, Inc. Therefore there is no established market for the Registrant's voting stock.

                      DOCUMENT INCORPORATED
 ITEM OF FORM 10-K        BY REFERENCE
 -----------------    ---------------------
Part IV, Item 14(c)         Exhibits

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
ITEM 1.   Business....................................................     3
ITEM 2.   Properties..................................................    15
ITEM 3.   Legal Proceedings...........................................    15
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    15
                                   PART II
ITEM 5.   Market for the Company's Common Equity and Related
            Stockholder Matters.......................................    15
ITEM 6.   Selected Financial Data.....................................    16
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    16
ITEM 8.   Consolidated Financial Statements and Supplementary
            Information for the Company...............................    23
ITEM 9.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    39
                                  PART III
ITEM 10.  Directors and Executive Officers of the Company.............    39
ITEM 11.  Executive Compensation......................................    40
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    44
ITEM 13.  Certain Relationships and Related Transactions..............    44
                                   PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    45
SIGNATURES............................................................    47

                                     PART I

ITEM 1. BUSINESS

HISTORICAL OVERVIEW

     Founded in 1992, Global TeleSystems (Europe) Limited ("GTS (Europe) Ltd" or the "Company"), formerly Esprit Telecom Group plc, is a facilities-based provider of international and national telecommunications services with network and sales office infrastructure in Europe. GTS (Europe) Ltd. is a wholly-owned subsidiary of Global TeleSystems Group, Inc. ("GTS"). Accordingly, the reader of this Form 10-K may wish to consider reading the Form 10-K report of GTS for the year ended December 31, 1999.

     We offer telecommunications services and products in three areas: (i) retail telecommunications services for corporate customers for global destinations either directly, via dedicated leased lines, or indirectly on a switched basis. This includes enhanced services such as toll free services, calling cards, and switched data services such as ISDN; (ii) wholesale services, primarily consisting of long distance traffic termination services for other telecommunications carriers; and (iii) network management, access and termination services to service providers, such as calling card companies, and to resellers.

     As of December 1999, we provided telecommunications services in the United Kingdom, Germany, The Netherlands, France, Spain, Belgium, Sweden, Norway, Denmark and Italy. We have an operator license in the United Kingdom, Belgium, The Netherlands, France, Spain and Germany.

STRATEGY

  Expand our services portfolio to support the communications and e-business activities of our customers

     We intend to capitalize on the trend of companies seeking to outsource critical business applications and to integrate Web-based services and products into their operations by aggressively marketing value-added data, Internet and e-business enabling services to our existing and future business customers in addition to the voice services we already offer in our target markets.

     We already provide in certain of our target markets a range of data and Internet services, which we are currently introducing in other countries in which we operate. Additionally, we are planning to complement our existing service offerings with new services that will support the e-business initiatives of our customers. These services may be developed internally or, when speed-to-market is critical, developed and/or marketed in partnerships.

  Leverage our distribution network to further penetrate our existing customer base and reach new customers

     We believe that our highly qualified sales personnel, who understand our philosophy, services and systems and are well trained in local languages and telecommunications business practices, provide us with a competitive advantage. We will continue to invest in training programs to equip our sales personnel with the skills necessary to market more advanced, value-added services to our business customers as their telecommunications needs evolve from basic Internet connectivity to full utilization of the Internet, corporate intranets and virtual private networks for more advanced, mission-critical applications.

OUR OPERATIONS

  Overview

     We offer a portfolio of bundled voice, data and Internet services to small-to-medium sized enterprises, pan-European companies and select residential end-users in Europe. We expect that our customer base will increasingly include large companies with complex communications needs.

     We seek to capitalize on the increasing demand in Europe for e-business services and products, in which businesses use the Internet to perform key business communications processes. We believe that a wide variety of businesses, both large and small, will increasingly use the Internet to communicate, improve operating efficiencies and transact commerce in secure, reliable and cost-effective ways. We currently provide our customers with a range of voice and data services, including, in selected European countries, dial-up and dedicated Internet access and virtual private network services. As we develop and expand our suite of e-business services to include, among others, Web-hosting, co-location, messaging and remote access services, we expect to realize an increasing proportion of our revenue from businesses that rely on Web-based applications to communicate with customers, suppliers and employees as well as from new customer segments, such as e-business application service providers and other Web-centric companies.

  Services

     We currently offer national and international direct and indirect access services for voice communications as well as enhanced voice, data and e-business services. We continue to expand our service offerings to provide our customers with a full range of tailored telecommunications services.

     Voice Services. The largest share of the European business and corporate retail market is currently international voice and fax transmission services. We believe that customers have selected us as a provider on the basis of competitive pricing, network quality, responsive account management and customized services.

     We currently distinguish our retail business customers between direct access retail customers and indirect access retail customers. Our direct access customers use our owned or dedicated leased lines, while our indirect access customers access our services indirectly on a switched basis using the public telecommunications operator network by means of an access code or a carrier pre-select arrangement. Our direct access retail customers are generally users of telecommunication services who generate relatively large amounts of long distance traffic, with such traffic usually being important to the execution of their core businesses. We offer retail direct access in the majority of our existing markets.

     Our indirect access retail clients access our services by dialing an access code, generally either using an auto dialer or via a code programmed directly into their own switches so that it is transparent to the user or their applicable carrier through a carrier pre-select arrangement. These customers generally consist of small and medium-size businesses whose telecommunication requirements do not warrant the costs associated with the dedicated leased lines of direct access service. Contracts for both direct and indirect access are typically for a period of one year.

     Enhanced Voice Services. We have also focused on developing new voice services which address the specific needs of our customer base, including pre-and post-paid calling cards, national and international toll-free service, which we target to organizations that require their customers or employees to be able to simply and cost-effectively call them from other countries. We have introduced or plan on introducing additional services, including conferencing services, pre-paid mobile phone services, and virtual private networks. In several countries, we resell mobile services which we bundle with our existing voice services and bill on a single integrated bill.

     Data, e-Business and Other Services. We currently offer dial-up and dedicated Internet access and international private leased circuits in selected target markets. By the end of 2000, we expect to offer these services in all the countries where we operate. We also plan to complement these services with a full range of value-added services including co-location, Web-hosting, messaging and remote access. We will actively market these new services to our existing customer base and to other European companies that view the Internet as critical to their expansion plans. Specifically, we plan to extend our data-and Web-hosting services to enable customers in developing market segments such as application service providers to distribute applications from our data- and Web-hosting centers.

  Sales and Marketing

     Managing directors in each country are responsible for local sales and marketing activities, local business origination, local regulatory compliance and licensing requirements, and the relationship with the local telecommunications companies. The marketing organization in each country is responsible for executing market initiatives, driving product development, market research and analysis, and promotion and advertising.

     Direct sales constitute our principal sales method in the majority of our countries of operation. We support our direct sales effort by telemarketing and telesales, and complement it to a lesser extent by independent sales intermediaries and resellers. In certain markets we market some of our services principally through sales agents. In addition, because we are increasingly focusing on specific industry groups, such as financial institutions, hotels, travel service organizations and transport companies, we have assigned specialists to particular industries. We also have been providing intensive training to enable our sales force to aggressively market e-business services.

     The sales operation in each European country is responsible for originating and managing business in its respective local market, and is staffed with employees who understand our philosophy, services and systems and local languages and telecommunications business practices.

COMPETITION

     The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still dominant incumbent telecommunications operators which own and operate fully built networks and infrastructure, as well as an increasing number of new market entrants.

     The markets for managed bandwidth services, local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the e-business services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors may force us to lower our prices or modify our service offerings to remain competitive.

     In each of our current markets, we compete primarily with the national public telecommunications providers. Other competitors include private multinational consortia as well as microwave and satellite carriers, mobile wireless telecommunications providers, cable television companies, utilities and competing local telecommunications providers and other medium-sized carriers and resellers in Europe. Some of our competitors have established their own switch sites and operate their own networks. Competitors in this segment include MCI WorldCom, COLT, Viatel and RSL, which compete in multiple countries, and country-specific competitors such as Energis (UK), Arcor (Germany), Telfort (The Netherlands), Retevision (Spain), Infostrada (Italy) and Cegetel (France). These providers are generally more entrepreneurial than the public telecommunications operators and other dominant providers and sometimes bring experience from more mature markets. Like us, these providers often target small, medium and large-sized business customers or other market niches. As we roll-out our suite of services supporting e-business activities of potential customers, we also expect to enlarge the number of competitors we will be facing. These will include a number of international companies as well as country-specific competitors.

                         LICENSES AND REGULATORY ISSUES

OVERVIEW OF EU TELECOMMUNICATIONS LAW AND POLICY

     The EU has progressively liberalized its telecommunications markets over the past decade. In 1990, the EU adopted two measures: the Open Network Provision Framework Directive and the Services Directive. These two directives set forth basic rules for access to public telephone networks and required the liberalization of the provision of all telecommunications services within the EU except for certain "reserved services", including voice telephony.

     In 1992, the EU adopted the Open Network Provision Leased Line Directive, which requires the incumbent operators to lease lines to competitors and end-users at cost-oriented prices, and to establish cost accounting systems for these products by the end of 1993. Even though most EU member states have established regulatory frameworks requiring incumbent telecommunications operators to lease lines to competitors and end-users, we believe that, in some EU member states, such lines are not yet being offered at cost-orientated prices.

     In 1996, the EU adopted the Full Competition Directive, which requires EU member states to permit the provision of telecommunications services, other than reserved services, over (1) networks established by the provider of the services, (2) network infrastructure provided by third parties or (3) by means of sharing of networks from July 1996. Since then, there has been an increasing supply of such capacity offered at attractive prices from such alternative suppliers. The Full Competition Directive also established January 1, 1998 as the date by which all EU member states must remove all remaining restrictions on the provision of telecommunications services, including voice telephony. A number of EU member states were granted a delay in implementing the Full Competition Directive. The only EU member state that is still subject to the derogation is Greece, whose derogation expires December 31, 2000.

     Subject to the foregoing, each EU member state is obliged, under EU law, to enforce the terms of the Full Competition Directive in such a manner so as to ensure that its aim and purpose is carried out. Enforceability of the Full Competition Directive may be challenged at the EU level or at the EU member state level. In practice, implementation and enforcement of the directive has been and may also continue to be delayed on a country by country basis.

     In April 1997, the EU adopted a directive on a common framework for general authorizations and individual licenses in the field of telecommunications services, including networks. Licenses must be awarded through open, non-discriminatory and transparent procedures and applications are be required to be dealt with in a timely fashion. The number of licenses may be restricted only to the extent required to ensure the efficient use of scarce resources, such as radio frequencies or numbers.

     In June 1997, the EU adopted a directive that governs the manner in which public network operators and service providers interconnect with the incumbent telecommunications operators' public networks. Among other things, this directive requires EU member states to ensure that incumbent telecommunications operators with significant market power should provide interconnection on the basis of cost-oriented charges.

     In February 1998, the EU adopted a directive on the application of the Open Network Provision to voice telephony and on universal service.

     In September 1998, the EU adopted amendments to its June 1997 directive on interconnection mandating the introduction of number portability and carrier preselection (or equal access) by incumbent telecommunications operators with significant market power by January 1, 2000. In December 1999, the EU Commission granted the UK a deferment of its obligation to introduce carrier preselection until April 1, 2000.

     In October 1999, the EU Commission opened an investigation into the condition of the provisioning and pricing of leased lines. The aim of the investigation is to establish whether current telephone company practices infringe EU competition rules.

     We believe that the adoption of the Full Competition Directive and the various related directives adopted by the EU have resulted in the removal of most regulatory barriers to the establishment and operation of telecommunications infrastructure in the countries of the EU where we currently operate.

     However, some EU member states are still in the initial stages of liberalizing their telecommunications markets and establishing competitive regulatory structures suitable for a competitive environment. For example, some EU member states have only recently established a national regulatory authority. In addition, the implementation, interpretation and enforcement of EU directives differs significantly among the EU member states. While some EU member states have embraced the liberalization process and achieved a high level of openness, others have delayed the full implementation of the directives and maintained various restrictions on full competition.

     Member states of the EU are bound as a matter of international law to comply with certain multilateral trade rules and regulations. On February 15, 1997, over 60 members of the World Trade Organization committed to open their telecommunications markets for basic telecommunications services to foreign competition and ownership and to adopt regulatory measures designed to protect foreign telecommunications providers against anticompetitive behavior by domestic incumbent telecommunications operators. For most parties, these commitments took effect on February 5, 1998 (including the EU member states). We believe that this Agreement will contribute to the creation of a more competitive environment internationally. Specifically, it will result in downward pressure on call termination charges outside the EU. For a discussion of the regulatory risks involved, see "Certain Considerations Generally Applicable to Our Operations -- Risks associated with regulatory matters -- Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets."

     As a multinational telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide our services and deploy our network. Local laws and regulations and the interpretation of such laws and regulations differ significantly among the jurisdictions in which we operate. For a discussion of the regulatory risks we face, see "Certain Considerations Generally Applicable to Our
Operations -- Risks associated with regulatory matters -- Delays in liberalization of the EU telecommunications market may adversely affect execution of our business strategy."

LICENSES

     We require licenses, authorizations or registrations in almost all countries to operate our network and provide our service. Licenses, authorizations or registrations have been obtained in Belgium, France, Germany, Italy, The Netherlands, Spain, the United Kingdom and the United States. No license or authorization is required to operate our network in Denmark.

     A summary discussion of the regulatory framework in certain countries where we have developed and are developing our network is set forth below. This discussion is intended to provide a general outline, rather than a comprehensive discussion, of the more relevant regulations and current regulatory posture of the various jurisdictions.

     As a result of our acquisition of a number of existing telecommunications operators, we hold licenses through several of our subsidiary companies. We are in the process of reviewing our current licenses with a view to achieving the maximum benefit from these licenses, and reorganization of some of our operations may result. The following description presents a consolidated view of our licensing position and does not reflect the position of any single company within our group.

     Belgium. We have been granted licenses to build and operate our network and provide telephony services throughout Belgium. The licenses are valid for 15 years from the date of issue.

     France. The French telecommunications market was fully liberalized in January 1998. We have licenses to build and operate our network and provide telephony services in France. In addition, we have been granted one of seven available one digit carrier selection code by the French regulatory authority. In exchange for the grant of the one digit code, certain network deployment obligations have been imposed on us. We are now in the process of building out a national network in France. The licenses are valid for a 15 year period from the date of issue.

     Germany. The German telecommunications market was fully liberalized in August 1996. We have licenses to build and operate our network and provide public telephony and other services in Germany.

     Italy. Although in the past Italy has been dilatory in implementing EC liberalization measures, full liberalization occurred in January 1998. We have been granted licenses to build and operate our network and provide our services throughout Italy. The licenses are valid for 15 years from the date of issue.

     The Netherlands. The Dutch telecommunications market was fully liberalized in July 1997. A new Telecommunications Act came into force in December 1998. The new act confirmed the full liberalization of the Dutch telecommunications market. We have registered to build and operate our network and provide our services throughout the Netherlands.

     Spain. The Spanish telecommunications market was fully liberalized in December 1998. We have licenses to build and operate our network and provide public telephony services in Madrid, Barcelona, Bilbao,

Gerona and Valencia. The licenses are valid for 20 years from the date of issue and can be renewed for a maximum of 50 years.

     United Kingdom. Since the elimination in 1991 of the UK telecommunications duopoly consisting of British Telecommunications and Mercury, it has been the stated goal of OFTEL, the UK regulatory authority, to create a competitive marketplace from which detailed regulation could eventually be withdrawn. The United Kingdom telecommunications market is liberalized beyond the requirements of the Full Competition Directive, and most restrictions on competition have been removed in practice as well as in law. We have been granted licenses to build and operate our network and provide our services throughout the United Kingdom. As noted above, the UK has been granted a deferment of its obligation to introduce carrier preselection until April 1, 2000. OFTEL is currently in consultation with British Telecommunications and other interested parties on plans for the sharing costs of a temporary carrier preselection solution pending development of a permanent solution to be phased in by 2001.

     United States. We also hold a license issued by the Federal Communications Commission under Section 214 of the Communications Act of 1934. Subject to certain restrictions, the Section 214 authorization permits us to originate and terminate facilities-based and resold private line and switched telecommunications services in the United States, including among other things, reselling international private lines interconnected at both ends to the public switched telephone network on the United States-United Kingdom route for the provision of switched services. Under the FCC's rules, such interconnected private lines may at present be used only for switched traffic that either:

          (1) originates in the United Kingdom and terminates in the United States or vice versa;

          (2) originates in the United States, the United Kingdom, Canada, New Zealand, Australia, Sweden, The Netherlands, France, Germany, Belgium, Denmark, Norway, Luxembourg, Austria, Switzerland, Japan, Italy, Ireland and Hong Kong and terminates in another of those countries, having been routed through the third country via private lines; or

          (3) uses the interconnected international private lines to reach a switching hub.

     This third routing arrangement, termed "switched hubbing," may involve several configurations:

          (1) traffic originates in the United States, is carried via private lines to the United Kingdom and is routed through a switch to points beyond the United Kingdom;

          (2) traffic originates in the United Kingdom, is carried over private lines to the United States, and is routed through a switch to points beyond the United States; or

          (3) traffic originates in points beyond the United States or the United Kingdom and is routed via a United States or United Kingdom switch to terminate in another country (provided that no traffic originates or terminates in a country that we are not authorized to serve). With respect to switched hubbing traffic originated or terminated on the GTS (Europe) Ltd. Network at switches in EU member states other than the United Kingdom, domestic laws of such EU member states require that the leased lines be interconnected with the public switched telephone network at one end only. In addition, the FCC has not made any pronouncement about the legality of switched hubbing arrangements where the carrier in the destination country does not consent to receiving traffic indirectly from the originating country and does not realize the traffic it receives from the "hub" country is actually originating from a different country.

     We may file additional applications or license extensions authorizing us to provide our services and deploy and operate our network in anticipation of service launch in accordance with our plans. With the exception of countries that are members of the EU and whose laws must comply with EU Directives, many countries have not liberalized their telecommunications sector. We cannot assure you that they will do so in a timely manner or at all. In addition, the terms and conditions of our licenses, authorizations or registrations may limit or otherwise affect our scope of operations. We cannot assure you that (1) we will be able to obtain, maintain or renew licenses, authorizations or registrations to provide the services we currently provide and plan to provide,

(2) such licenses, authorizations or registrations will be issued or renewed on terms or with fees that are commercially viable, or (3) the licenses, authorizations or registrations required in the future can be obtained by us. The loss of, or failure to obtain, these licenses, authorizations or registrations or a substantial limitation upon the terms of these licenses, authorizations or registrations could have a material adverse effect on us.

EMPLOYEES

     On December 31, 1999, we had approximately 1,650 employees. We believe our relations with our employees are good.

CERTAIN CONSIDERATIONS GENERALLY APPLICABLE TO OUR OPERATIONS

COMPETITORS WITH GREATER RESOURCES MAY ADVERSELY AFFECT OUR REVENUES

     The markets for local and long distance telecommunications services, Internet connectivity and related services are extremely competitive. The ongoing liberalization of the European telecommunications market has coincided with technological innovation to create an increasingly competitive market, characterized by still-dominant incumbent telecommunications operators as well as an increasing number of new market entrants. We anticipate that competition will continue to intensify as the use of the Internet grows. The tremendous growth and potential market size of these markets, particularly the IP services market, has attracted many new start-ups as well as established businesses from different industries. We compete primarily on the basis of the pan-European coverage of our network, the range and quality of services offered, customer service and price. Competitors have forced us, and may continue to force us, to lower our prices or modify our service offerings to remain competitive. We cannot assure you that we will be able to effectively market our expanded service offerings, keep prices at a profitable level or attract and retain customers. Specifically, prices for domestic and international long distance calls have decreased substantially over the last few years in most of our current and potential markets. We anticipate continued pricing reductions by our competitors, and, accordingly, expect the prices for our bandwidth services and voice services to continue to decrease for the foreseeable future. Many competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources.

  Competition faced by our operations

     Competitors of our operations include large established national carriers, alliances among telecommunications companies, competitors that own equipment and networks, companies that purchase and resell the services of other carriers, Internet service providers and other providers of bundled services. We may also face competition from cable television companies, wireless telephone companies, microwave carriers and satellite companies. Many of these competitors have established customer bases and extensive brand name recognition and have greater financial, management and other resources. Our medium-to-large-sized business and governmental agency customers may also be reluctant to entrust their telecommunications needs to what they perceive to be a relatively new and unproven operator.

     In the area of e-business services, our current and prospective competitors include the public telephone operators, other national, regional and local ISPs, long distance and local exchange telecommunications companies, cable television, direct broadcast satellite, wireless communications providers and on-line service providers. In addition, several major European cable companies have announced that they are exploring the possibility of offering Internet connectivity, relying on innovative technologies to upgrade their networks. Several announcements have also recently been made by other alternative service companies approaching the Internet connectivity market with various wireless terrestrial and satellite-based service technologies.

     Recently, there have also been several announcements regarding the planned deployment of broadband services for high speed Internet access by telecommunications companies, including KPN Qwest B.V. and others. These services would include new technologies such as digital subscriber lines. These providers have initially targeted the residential consumer. However, it is likely that their target markets will expand to encompass business customers, which is our target market. This expansion could adversely affect the pricing of our service offerings. Moreover, a number of free ISP services have recently been introduced and some ISPs are offering free personal computers to their subscribers. These trends could have a material adverse effect on our business, financial condition and results of operations.

OUR COMPETITIVE POSITION AND ABILITY TO PROVIDE SERVICES MAY BE COMPROMISED BY OUR DEPENDENCE ON OTHER TELECOMMUNICATIONS SERVICE PROVIDERS

     We need to enter into interconnection agreements with large established national carriers operating in our target markets. We also rely on local service providers to provide local access services to enable our customers to link to our fiber optic network. We may also need to enter into agreements which permit us to place our equipment at the facilities of such third parties and/or lease telecommunications transport capacity from such third parties. Failure to enter into interconnection and other agreements which provide satisfactory pricing and other terms could affect our ability to compete in a targeted market. In addition, we have experienced delays in provisioning of local access services to enable our customers to connect to our network. We continue to experience provisioning delays that will delay our ability to provide services contracted for by the customer and therefore defer our recognition of revenue to later periods.

WE MAY EXPERIENCE A POTENTIAL LACK OF CUSTOMER DEMAND

     Although we have been delivering services to a number of customers and have experienced demand for services in the past, we cannot assure you that customer demand for services over our network will continue to grow. Further, we cannot assure you that there will be enough customer demand to realize the anticipated cash flow, operating efficiencies and cost benefits of our network.

EUROPEAN USE OF THE INTERNET, ELECTRONIC COMMERCE, DATA TRANSMISSION SERVICES, MULTIMEDIA AND OTHER BANDWIDTH INTENSIVE APPLICATIONS MAY NOT INCREASE AS WE EXPECT

     Our business plan assumes that European use of the Internet, electronic commerce, data transmission services, multimedia and other bandwidth-intensive applications will increase substantially in the next few years, in a manner similar to the increased use in the United States market in the past few years. If the use of data transmission services, multimedia and bandwidth-intensive applications in Europe does not increase as we anticipate, demand for many of our value added services, including managed bandwidth services, Internet protocol transit services and data- and Web-hosting services, will be lower than we currently anticipate. Reduced demand for our services will have a negative effect on our pricing power and our financial condition, including our ability to make payments to you, as a holder of the debentures.

OUR ACTUAL COSTS AND REVENUES MAY VARY FROM WHAT WE EXPECT THEM TO BE

     Operating our business, the cost of expanding our e-business service offerings, and our revenues; depend upon a variety of factors, including our ability to:

     - Access markets and attract a sufficient number of customers;

     - Negotiate favorable contracts with suppliers;

     - Provide and develop services to which our customers will subscribe; and

     - Effectively manage our billing and information systems.

     Our revenues and costs are also dependent upon factors that are not within our control, including:

     - Regulatory changes;

     - Changes in technology;

     - Increased competition;

     - Strikes;

     - Weather; and

     - Performance by third-parties, including our vendors, infrastructure providers and customers, in connection with the enhancement of our network.

     Due to the uncertainty of these factors, our actual costs and revenues may vary from what we expect them to be.

WE MAY ENCOUNTER DELAYS IN IMPLEMENTING KEY ELEMENTS OF OUR BUSINESS STRATEGY

     Our ability to achieve our strategic objectives will in large part depend on the successful, timely and cost-effective realization of numerous elements of our business plan, including:

     - Our plan to expand our offering of e-business services;

     - The execution of agreements with various parties regarding, among other things, rights-of-way, lease of dark fiber and development and maintenance of infrastructure and equipment;

     We cannot assure you that we will successfully execute these elements of our business plan. In addition, any delays in realizing these elements of our strategy would materially and adversely affect the timely or successful realization of our business plan.

WE MAY CONTINUE TO HAVE SUBSTANTIAL NET LOSSES INDEFINITELY WHICH MAY MAKE IT DIFFICULT TO FUND OUR OPERATIONS

     We have historically sustained substantial operating and net losses. If we do not become profitable in the future, the value of our common stock may fall and we could have difficulty obtaining funds to continue our operations. We expect to continue incurring significant operating losses during the next several years while we expand our operations, service offerings and customer base in our target markets. In particular, we expect to have negative cash flow for the 2000 fiscal year.

WE MAY NOT IMPLEMENT BILLING AND MANAGEMENT INFORMATION SYSTEMS EFFECTIVELY AND ON SCHEDULE

     We are converting the existing billing systems in the various businesses we have acquired to a new billing system that we believe will provide the capability and flexibility to support our anticipated growth. If our new billing and management information systems are not effectively implemented, our call details may not be accurately recorded and customer bills may not be generated promptly and accurately. This would adversely impact on our business since we would not be able to promptly invoice and collect on customer balances due to us.

SYSTEM FAILURES OR INTERRUPTIONS IN OUR NETWORK MAY CAUSE LOSS OF CUSTOMERS

     Our success depends on the seamless uninterrupted operation of our network and on the management of traffic volumes and route preferences over our network. Furthermore, as we continue to expand our network to increase both its capacity and reach, and as traffic volume continues to increase, we will face increasing demands and challenges in managing our circuit capacity and traffic management systems. Our network is vulnerable to damage or cessation of operations from:

     - Fire;

     - Earthquakes;

     - Severe storms;

     - Power loss;

     - Natural disasters;

     - Damage from human error and tampering;

     - Software defects;

     - Capacity limitations;

     - Breaches of security;

     - Physical break-ins;

     - Intentional acts of vandalism;

     - Telecommunications failures; and

     - Other factors that can cause interruptions in service or reduced capacity for our customers.

     We have designed our network to minimize the risk of such system failure but we cannot assure that we will not experience failures or shutdowns relating to individual points of presence or even catastrophic failure of the entire network. Such significant or prolonged system failures or shutdowns could damage our reputation and result in the loss of customers.

ALTHOUGH WE HAVE IMPLEMENTED NETWORK SECURITY MEASURES, OUR NETWORK MAY BE SUSCEPTIBLE TO VIRUSES, BREAK-INS OR DISRUPTIONS

     We have implemented many network security measures, such as limiting physical and network access to our routers. Nonetheless, our network's infrastructure is potentially vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. This could, in turn, deter potential customers and adversely affect our existing customer relationships.

     Security problems represent an ongoing threat to public and private data networks. Attacks upon the security of Internet sites and infrastructure continue to be reported in the press. Addressing problems caused by computer viruses, break-ins or other problems caused by third parties could have a material adverse effect on us.

     The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins or other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of such problems may result in claims against us or could have a material adverse effect on our business or reputation or on our ability to attract and retain customers for our services. Moreover, until more consumer reliance is placed on security technologies available, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry and our customer base and revenues.

OUR BUSINESS WILL SUFFER IF WE LOSE KEY PERSONNEL OR FAIL TO ATTRACT AND RETAIN OTHER QUALIFIED PERSONNEL

     Our operations are managed by a small number of key executive officers. The loss of any of these officers could have a negative effect on our business. The loss of senior management or the failure to recruit additional qualified personnel in the future could significantly impede our financial plans, network development, marketing and other objectives. Although we have designed incentive and compensation programs to retain key employees and have entered into employment agreements with certain executive officers, we cannot assure you as to the continued availability of qualified key executive officers.

     We believe that our growth and future success will depend in large part on our continued ability to attract and retain highly skilled and qualified management, marketing, technical and sales executives and other personnel who are in high demand and often have multiple employment options. The competition for qualified management, marketing, technical and sales executives and other personnel in the telecommunications industry is intense. We will also need to train our sales personnel to ensure that we successfully market our expanded offering of e-business services to our business customers. We may lose key employees or be forced to increase their compensation. We cannot assure you that we will be able to hire, retain or successfully train necessary personnel.

RISKS ASSOCIATED WITH REGULATORY MATTERS

  Delays in liberalization of the EU telecommunications market may adversely affect execution of our business strategy

     A substantial portion of our strategy depends on the timely implementation of regulatory liberalization of the EU telecommunications market. We may implement our business plan and make capital expenditures in a given country in anticipation of regulatory liberalization which may not occur. This liberalization is occurring in accordance with existing European Commission directives. Even if an EU member state promptly adopts liberalization measures in a timely fashion, established national or regional telecommunications operators, regulators, trade unions and other sources may resist implementing such measures. Further, our provision of services in Europe and the implementation of our business plan may be materially adversely affected if any EU member state imposes greater restrictions on international services between the EU member state and non-EU countries.

  Delays in obtaining regulatory licenses and approvals could adversely affect our plans to offer services in our targeted markets

     Because we plan to provide an expanded array of telecommunications services in Europe, we will become subject to significant additional regulation at the EU, national and local levels. We cannot assure you that we will be able to obtain or maintain the necessary lease agreements, regulatory approvals, rights and permits on a timely basis or that we will not be adversely affected by regulatory developments, which could have a material adverse effect on these planned businesses. Delays in receiving regulatory approvals, or the enactment of adverse regulations or regulatory requirements, may delay or prevent us from expanding the geographic reach of our network and our service offering.

  We may be liable for information disseminated through our network in EU member states

     The law relating to the regulation and liability of Internet service providers in relation to information carried or disseminated is developing.

     The EU Commission has prepared a proposal for a directive on certain legal aspects of electronic commerce, which, if adopted by the European Parliament and Council, would require member states to make certain changes to national laws. The proposed directive would apply to us and other service providers established in the EU and aims to establish a consistent legal framework for electronic commerce within the EU.

     The proposed directive includes provisions which would limit the liability (other than for prohibitory injunctions) of "intermediaries" (such as Internet service providers and carriers that transmit or host information provided by third party users of the service) in respect of certain access, caching and hosting services provided by them, subject to compliance with certain conditions. The limitations potentially limit civil and criminal liability for all types of illegal activities initiated by third parties on-line (e.g. copyright piracy, unfair competition practices, misleading advertising, copyright infringements, defamation, trademark infringements). If an intermediary fails to qualify for such limitations, the nature and scope of its liability will be established on the basis of member states' existing legislation which may not provide us with the same protections from liability.

     The proposed directive is still under review with member states and it is impossible to predict whether it will eventually be adopted and, if so, in what form. Decisions, laws, regulations and other activities regarding regulation and content liability may adversely affect the development and profitability of companies offering Internet access services, including us.

     The imposition upon Internet and Web-hosting service providers of potential liability for material carried on or disseminated through their systems could require us to implement measures to reduce our exposure to liability. Such measures may require that we spend substantial resources or discontinue some of our service offerings. Any of these actions could have a material adverse effect on our business, operating results and financial condition.

  There may be restrictions on our ability to carry certain traffic through our network in EU member states

     In October 1999, the EU adopted a directive on data protection which establishes minimum levels of protection for personal information and imposes limits on the collection, processing, storage and dissemination of such data without the subject's consent. The directive is being implemented in EU member states in various stages. Certain functions that we and our carrier customers perform (such as storage of routing and billing information) are subject to the directive. The directive forbids the transfer of personal information collected in the EU to countries that lack "adequate" privacy protection. At the moment, the United States is not judged to have "adequate" privacy protection. The EU and U.S. authorities are currently holding discussions aimed at resolving this issue and enabling the free circulation of personal information between the EU and the United States. However, if these discussions are not successful, there is a possibility that the movement of certain types of telecommunications traffic from the EU to the United States could be disrupted, with consequent impact on our revenues.

FLUCTUATIONS IN FOREIGN CURRENCIES MAY HAVE AN ADVERSE IMPACT ON OUR FINANCIAL RESULTS AND MAY MAKE IT MORE COSTLY FOR US TO PAY OUR U.S. DOLLAR-DENOMINATED DEBT

     Although we report our results in U.S. dollars, a substantial portion of our sales and some of our costs, assets and liabilities are denominated in Euros, pounds sterling and other currencies. Changes in foreign currency exchange rates can reduce the value of our assets and revenues and increase our liabilities and costs. The recent weakening of the Euro against the U.S. dollar has had the effect of decreasing reported revenues denominated in such currency when translated into U.S. dollars.

     We have substantial debt denominated in U.S. dollars. However, most of our revenues are denominated in the Euro and other European currencies. Therefore, our ability to pay interest and principal on such debt is dependent on the then current exchange rates between U.S. dollars and the currencies in which our revenues are denominated. We historically have not used hedging transactions to limit our exposure to risks from doing business in foreign currencies.

WE MAY BE UNABLE TO MEET OUR SUBSTANTIAL DEBT OBLIGATIONS

     We have incurred substantial debt and may incur substantial additional debt to implement our business plans. Our ability to make principal and interest payments on our debt, will depend upon, among other things, our future operating performance. Our future operating performance depends on a variety of factors, many of which are beyond our control. Because of this uncertainty, we cannot assure you that we will generate sufficient cash flow to make payments on our debt. Insufficient future cash flow could impair our ability to raise additional equity or debt financing to expand the reach and capacity of our network. Our cash flow could also be insufficient to make principal and interest payments on our debt. If this happens, we may be required to renegotiate the terms of, or to refinance, our long-term debt. We cannot assure you that we would be able to refinance or renegotiate the terms of our debt when required.

     As a result of our current high level of debt, we:

     - Will need significant cash to service our debt, which will reduce funds available for operations, future business opportunities and investments in new or developing technologies and make us more vulnerable to adverse economic conditions;

     - May be more vulnerable to general adverse economic and industry conditions;

     - May find it more difficult to make interest and principal payments on certain of our debt, which could be a default under the indentures relating to our and our subsidiaries' other outstanding debt securities;

     - May not be able to refinance our existing debt or raise additional financing to fund future working capital, capital expenditures, debt service requirements, acquisitions or other general corporate requirements;

     - May be less flexible in planning for, or reacting to, changes in our business and in the telecommunications industry that affect how we implement our financing, construction or operating plans; and

     - Will have more debt than some of our competitors, which may place us at a competitive disadvantage with respect to such competitors.

     If we fail to make the required payments or to comply with our debt covenants, we will default on our debt. A default would permit our debtholders to accelerate the maturity of the debt, which in turn could cause defaults under our other debt.

COVENANTS IN OUR DEBT AGREEMENTS RESTRICT OUR OPERATIONS

     The covenants in our currently outstanding debt and the currently outstanding debt of our subsidiaries may materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. Among other things, these covenants place limitations as to:

     - Incurrence of additional debt;

     - Payment of dividends or make certain other restricted payments;

     - Our ability to use our assets as collateral for loans;

     - Disposition of our assets;

     - Entrance into transactions with affiliates; or

     - The consolidating, merging or selling all or substantially all of our assets and the assets of our subsidiaries.

ITEM 2. PROPERTIES

     We lease our principal executive offices, located in Reading, United Kingdom, under long-term leases, which expire 2008. The leases contain a tenant only option to cancel in March 2003. In addition, we lease property at each of the locations where we maintain sales offices.

ITEM 3. LEGAL PROCEEDINGS

     We may be subject to various claims and proceedings in the ordinary course of our business. Based on information currently available, we believe that none of our current claims and proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance that this will remain the case.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6. SELECTED FINANCIAL DATA

     The following is a summary of selected historical financial data of the Company as of and for the five years ended December 31, 1999 and 1998, and September 30, 1997, 1996 and 1995. The historical financial data as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998, and September 30, 1997 have been derived from the historical financial statements of the Company, which financial statements have been audited by independent auditors and independent public accountants, as indicated in their reports included elsewhere herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and related notes thereto appearing elsewhere in this document.

                                           TWELVE MONTHS ENDED         TWELVE MONTHS ENDED
                                               DECEMBER 31,               SEPTEMBER 30,
                                          ----------------------   ----------------------------
                                             1999        1998        1997      1996      1995
                                          ----------   ---------   --------   -------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues.............................   $  351,697   $ 176,826   $ 74,473   $38,380   $22,046
  Loss from operations.................     (268,165)    (65,954)   (17,338)   (7,650)   (3,445)
  Net loss.............................     (341,397)   (106,507)   (17,775)   (8,214)   (3,796)
  Net loss per share...................        (2.71)      (0.85)     (0.17)    (0.12)    (0.08)
  Deficiencies of earnings available to
     cover fixed charges(1)............     (341,394)   (106,504)   (17,772)   (8,214)   (3,796)
OTHER DATA:
  EBITDA(2)............................   $ (160,646)  $ (36,986)  $(12,693)  $(5,381)  $(2,230)
  Net cash (used in) provided by
     operating activities..............     (188,485)   (101,611)    (3,663)   (3,747)      297
  Net cash used in investing
     activities........................      (36,453)   (172,531)   (14,222)   (5,544)   (3,032)
  Net cash provided by financing
     activities........................       84,379     218,714     47,553    10,401    10,919
BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents............   $   16,936   $ 166,107   $ 39,618   $10,053   $ 8,723
  Property and equipment, net..........      214,089     114,949     23,074    11,529     5,459
  Total assets.........................    1,030,444     632,951     96,186    37,680    20,472
  Total debt...........................      719,569     577,513      6,351     3,802    11,925
  Shareholders' equity/(deficit).......       36,690     (51,821)    50,682    14,599     8,547

---------------

(1) Because of our historic losses, we have experienced a deficiency of earnings available to cover fixed charges throughout our existence. The deficiency of earnings available to cover fixed charges has been computed by adding loss from continuing operations before income taxes minus fixed charges. Fixed charges consist of interest on all indebtedness and amortization of discount on all indebtedness.

(2) EBITDA is earnings (loss) from operations before interest, taxes, depreciation and amortization, foreign currency gains (losses), other income (expense) and non-recurring expenses. EBITDA is a measure of a company's performance commonly used in the telecommunications industry, but should not be construed as an alternative to net income (loss) determined in accordance with generally accepted accounting principles ("GAAP") as an indicator of operating performance or as an alternative to cash from operating activities determined in accordance with GAAP as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to our financial condition and results of operations as of and for the twelve months ended December 31, 1999 and 1998, and September 30, 1997. This information should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and the notes related thereto appearing elsewhere in the document.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including, without limitation, those concerning (i) projected traffic volume, (ii) future revenues and costs and (iii) changes in our competitive environment, and contain forward-looking statements concerning our operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on our results of operations are the potential risk of delay in implementing our business plan; the political, economic and legal aspects of the markets in which we operate; competition; and our need for additional substantial financing. These and other factors are discussed herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report.

     The factors described in this Report could cause actual results or outcomes to differ materially from those expressed in any of our forward-looking statements made by or on our behalf, and investors, therefore, should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

     The Company offers a range of telecommunications services and products to three targeted customer segments: (i) retail long distance voice and fax services for corporate customers to all global destinations either directly, via dedicated leased lines linked to its network, or indirectly, on a switched basis using the public telephone operator network by means of an access code ("Retail" or "Retail Services"); (ii) wholesale long distance traffic termination services for other telecommunications carriers, including PTOs, major telecommunications alliances and regional telephone companies ("Wholesale" or "Wholesale Services"); and (iii) network management, access and termination services to telecommunications service providers, such as calling card companies ("Service Providers"), and to resellers (as a segment Service Provider/Reseller Services). The Company has recently introduced two new categories of service to complement its established long distance telecommunications services and products: (i) bandwidth services, consisting of providing telecommunications transmission capacity to its customers from May 1998, as well as other telecommunications companies ("Bandwidth Services") and (ii) enhanced services, such as toll free services, calling cards and switched data services ("Enhanced Services").

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations as a percentage of revenues:

                                                           FOR THE TWELVE MONTHS ENDED
                                                         -------------------------------
                                                          DECEMBER 31,
                                                         --------------    SEPTEMBER 30,
                                                         1999     1998         1997
                                                         -----    -----    -------------
Revenues...............................................  100.0%   100.0%       100.0%
Access and network services............................   92.2     78.6         83.5
Selling, general and administrative....................   53.4     42.3         33.6
Restructuring charges..................................   10.6       --           --
Depreciation and amortization..........................   20.0     16.4          6.2
                                                         -----    -----       ------
Loss from operations...................................  (76.2)   (37.3)       (23.3)
Other income (expense):
  Interest, net........................................  (19.7)   (20.5)         1.5
  Foreign currency losses and other expense............   (1.2)    (2.4)        (2.1)
                                                         -----    -----       ------
                                                         (20.9)   (22.9)        (0.6)
Net loss...............................................  (97.1)%  (60.2)%      (23.9)%
                                                         =====    =====       ======
Net loss applicable to common shareholders.............  (97.1)%  (60.2)%      (23.9)%
                                                         =====    =====       ======

  Twelve Months Ended December 31, 1999 Compared To The Twelve Months Ended December 31, 1998

     The Company was acquired on March 4, 1999, by Global TeleSystems Group, Inc. ("GTS"). GTS immediately began integrating the Company's business operations with its existing European business operations. In addition, throughout 1999, GTS acquired several other business operations and GTS also reorganized its organization structure to accommodate GTS's new business model. Accordingly, the 1999 financial results of the Company are not necessarily comparable to the financial results of the Company during 1998, due to the aforementioned changes in the Companies business during 1999.

     Revenue. Our consolidated revenue increased to $351.7 million for the twelve months ended December 31, 1999 as compared to $176.8 million for the twelve months ended December 31, 1998. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in our operations as a result of the acquisition of Omnicom SA ("Omnicom") in France in April 1999 and the acquisition of PLUSNET Gesellschaft fur Netzwerk Services GmbH ("PLUSNET") in Germany in May 1998, where the comparatives reflect seven months of revenue in 1998, compared to twelve months of revenue in 1999. However, the increase in revenue is partially offset by a decline in prices for the Company's products and services.

     Access and Network Services. Our access and network services costs increased to $324.4 million or 92.2% of revenues for the twelve months ended December 31, 1999 as compared to $139.1 million or 78.6% of revenues for the twelve months ended December 31, 1998. The increase was primarily due to the increase in the Company's traffic volume as a result of the acquisition of Omnicom in France in April 1999 and the acquisition of PLUSNET in Germany in May 1998. Included in these access and network costs during 1999 were costs of services purchased from an affiliated Company of approximately $27.2 million. Additionally, access and network services costs increased in 1999 as a percentage of revenue, as a result of a decline in prices for the company's products and services without a comparable decline in interconnect costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the twelve months ended December 31, 1999 increased to $188.0 million or 53.4% of revenues as compared to $74.8 million or 42.3% of revenues for the twelve months ended December 31, 1998. The increase in selling, general and administrative expenses is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base and the increase in allowance for doubtful accounts.

     Restructuring charges. During the fourth quarter of 1999, the Company recorded a $37.3 million charge to earnings related to the integration and rationalization of our switched-telecommunications assets which is expected to increase efficiencies in our network infrastructure. This rationalization program is the result of our parent company's efforts to integrate the numerous businesses that they had acquired during the past year and a half.

     Depreciation and Amortization. Depreciation and amortization increased to $70.2 million for the twelve months ended December 31, 1999 as compared to $29.0 million for the twelve months ended December 31, 1998. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

     Interest, net. Net interest increased to approximately ($69.0) million in the twelve months ended December 31, 1999 from ($36.4) million in the twelve months ended December 31, 1998. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations and related party long-term debt since 1998.

     Foreign Currency Loss. We recognized foreign currency losses of $4.2 million in the twelve months ended December 31, 1999 and the twelve months ended December 31, 1998. Our foreign currency losses are primarily attributable to the effect of currency movements on our outstanding debt obligations.

  Twelve Months Ended December 31, 1998 Compared To The Twelve Months Ended September 30, 1997

     Revenue. Our consolidated revenue increased to $176.8 million for the twelve months ended December 31, 1998 as compared to $74.5 million for the twelve months ended September 30, 1997. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in all of our operations as a result of the acquisition of PLUSNET in Germany in May 1998. However, the increase in revenue is partially offset by a decline in prices for the Company's products and services.

     Access and Network Services. Our access and network services costs increased to $139.1 million or 78.6% of revenues for the twelve months ended December 31, 1998, as compared to $62.2 million or 83.5% of revenues for the twelve months ended September 30, 1997. The increase in access and network services costs is primarily due to the increase in the Company's traffic volume as a result of the acquisition of PLUSNET. The decrease in access and network services costs as a percentage of revenues is attributable to the impact of increased usage of the interconnect arrangements combined with lower interconnect prices.

     Selling, General and Administrative. Selling, general and administrative expenses for the twelve months ended December 31, 1998 increased to $74.8 million or 42.3% of revenues as compared to $25.0 million or 33.6% of revenues for the twelve months ended September 30, 1997. The increase in selling, general and administrative expenses in 1998 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

     Depreciation and Amortization. Depreciation and amortization increased to $29.0 million for the twelve months ended December 31, 1998 as compared to $4.6 million for the twelve months ended September 30, 1997. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from the acquisition of PLUSNET.

     Interest, net. Net interest increased to approximately ($36.4) million in the twelve months ended December 31, 1998 from $1.1 million in the twelve months ended September 30, 1997. This significant increase in interest is attributable to the substantial increase in our outstanding debt obligations since September 30, 1997.

     Foreign Currency Losses. We recognized foreign currency losses of $4.2 million in the twelve months ended December 31, 1998 as compared to losses of $1.6 million in the twelve months ended September 30, 1997. Our foreign currency losses are primarily attributable to the effect of currency movements on our outstanding debt obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     Our revenues and costs are dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources otherwise prove to be insufficient, we might need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses. The Company is a wholly owned subsidiary of GTS and during 1999, GTS contributed $87.5 million in the form of equity contributions. There can be no assurances however, that GTS will fund additional amounts in 2000.

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

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $16.9 million and $166.1 million as of December 31, 1999 and 1998, respectively. We had restricted cash of $32.5 million and $66.5 million as of December 31, 1999 and 1998, respectively, that primarily represent amounts held in escrow for debt interest payments.

     In the twelve months ended December 31, 1999 and 1998 and the twelve months ended September 30, 1997, we used cash of $188.5 million, $101.6 million and $3.7 million, respectively, for our operating activities. The significant increase in cash spending for our operations in 1999 as compared to 1998 is attributable to the growth of our business operations which has resulted in higher operating cash costs and increased accounts payable and accounts receivable carrying balances. We also used cash of $36.5 million, $172.5 million and $14.2 million for our investing activities in 1999, 1998 and 1997, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

YEAR 2000 COMPLIANCE

     We initiated a Year 2000 compliance program during 1998 to address the risks associated with the Year 2000 issue and to avoid material loss or impact to us or our customers due to these risks. We experienced no material problems relating to the Year 2000 issues. We incurred approximately $1.24 million in costs, $1.20 million of which we incurred during 1999, to ensure that business would continue without incident after December 31, 1999. We continue to monitor all of our systems and believe that any and all additional Year 2000 issues or concerns that may arise will be addressed and corrected by March 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our treasury function manages our funding, liquidity, and exposure to interest rate and foreign exchange rate risks. Our treasury operations are conducted within a framework of policies and guidelines authorized by our Board of Directors. In accordance with our policy, we do not enter into any transactions of a speculative nature.

     We are exposed to market risk from changes in interest rates on long-term obligations and as a global company, we also face exposure to adverse movements in foreign currency exchange rates. A portion of our debt obligations is denominated in currencies which expose us to risks associated with changes in foreign exchange rates. We have developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluate the materiality of foreign exchange exposures and the financial instruments available to mitigate this exposure.

     The following table provides information about our debt obligations that are sensitive to changes in interest rates.

                                                                                       FAIR VALUE
                            2000   2001   2002   2003   2004   THEREAFTER    TOTAL      12/31/99
                            ----   ----   ----   ----   ----   ----------   --------   ----------
                                                       (IN THOUSANDS)
Long-term Debt, including
  current portion:
  Fixed rate..............  $608   $631   $665   $563   $240    $525,748    $528,455    $525,901
  Avg. interest rate......   5.3%   5.2%   5.2%   5.2%   5.2%       11.3%         --          --

     The following tables provide information about our derivative financial instruments and other financial instruments by functional currency and where applicable, presents such information in US dollar equivalents. The tables summarize information on instruments that are sensitive to foreign currency exchange rates.

                                                                                       FAIR VALUE
                            2000   2001   2002   2003   2004   THEREAFTER    TOTAL      12/31/99
                            ----   ----   ----   ----   ----   ----------   --------   ----------
                                                       (IN THOUSANDS)
Long-term Debt, including
  current portion:
  US Dollars
     Fixed rate...........    --     --     --     --     --    $380,000    $380,000    $377,575
     Avg. interest rate...    --     --     --     --     --        11.3%         --          --
  German Mark
     Fixed rate...........    --     --     --     --     --    $142,450    $142,450    $142,321
     Avg. interest rate...    --     --     --     --     --        11.2%         --          --

INTEREST RATES

     The Company has fixed rate debt, as the interest rates on the Notes are fixed until maturity. The following is a breakdown of the Company's principal and material debt as of December 31, 1999:

NOTES                                                         INTEREST RATE   MATURITY
-----                                                         -------------   --------
U.S.$230,000,000............................................     11.500%        2007
DM 125,000,000..............................................     11.500%        2007
U.S.$150,000,000............................................     10.875%        2008
DM 150,000,000..............................................     11.000%        2008

EXCHANGE RATES

     As noted above, the Company's principal and material areas of exposure arise out of its foreign currency denominated Notes. The fact that the Company has certain principal and material amounts of assets in those currencies mitigates this exposure. The Company had the following mitigating foreign currency assets as of December 31, 1999:

         Deposits

         U.S. $1,520,000
         EUR 17,557,000

         Restricted Securities

         U.S. $25,605,000
         DM 13,324,000

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION FOR THE COMPANY

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
                                      ASSETS

Current Assets
  Cash and cash equivalents.................................  $   16,936   $166,107
  Trade accounts receivable, net of allowance for doubtful
     accounts of $28,855 and $3,993, respectively...........     116,100     67,505
  Other receivables.........................................      14,637      2,998
  Related party receivables.................................      23,831         --
  Restricted cash...........................................      32,507     35,079
  Prepaid expenses and other assets.........................       7,954      4,356
                                                              ----------   --------
          Total Current Assets..............................     211,965    276,045
Property and equipment
  Communications equipment..................................     216,471    127,786
  Furniture, fixtures and office equipment..................      66,561     19,741
  Construction in process...................................       5,778      6,161
                                                              ----------   --------
                                                                 288,810    153,688
Accumulated depreciation....................................     (74,721)   (38,739)
                                                              ----------   --------
  Property and equipment, net...............................     214,089    114,949
Goodwill and intangible assets, net of accumulated
  amortization of $42,103 and $9,587, respectively..........     603,803    210,566
Restricted cash and other non-current assets................         587     31,391
                                                              ----------   --------
          Total Assets......................................  $1,030,444   $632,951
                                                              ==========   ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities
  Accounts payable and other accrued expenses...............  $  141,482   $ 80,828
  Accrued communications expense............................      64,773     19,340
  Related party payables....................................      53,863         --
  Current portion of debt and capital lease obligations.....      17,022      5,339
  Unearned revenue..........................................      14,067      3,269
                                                              ----------   --------
          Total Current Liabilities.........................     291,207    108,776
Long-term debt and capital lease obligations, less current
  portion...................................................     598,356    572,174
Related party long-term debt, less current portion..........     104,191         --
Taxes and other non-current liabilities.....................          --      3,822
                                                              ----------   --------
          Total Liabilities.................................  $  993,754   $684,772
Shareholders' Equity/(Deficit)
  Common stock, L0.01 par value (200,000,000 shares
     authorized; 126,101,574 and 125,799,771 shares issued
     and outstanding, respectively).........................       1,975      1,970
  Additional paid-in capital................................     527,694     97,791
  Accumulated deficit.......................................    (492,979)  (151,582)
                                                              ----------   --------
          Total Shareholders' Equity/(Deficit)..............      36,690    (51,821)
                                                              ----------   --------
          Total Liabilities and Shareholders'
            Equity/(Deficit)................................  $1,030,444   $632,951
                                                              ==========   ========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  TWELVE              TWELVE
                                                               MONTHS ENDED        MONTHS ENDED
                                                               DECEMBER 31,        SEPTEMBER 30,
                                                           ---------------------   -------------
                                                             1999        1998          1997
                                                           ---------   ---------   -------------
Revenues.................................................  $ 351,697   $ 176,826     $ 74,473
Operating Expenses:
  Access and network services............................    324,385     139,054       62,160
  Selling, general and administrative....................    187,958      74,758       25,006
  Restructuring charges..................................     37,306          --           --
  Depreciation and amortization..........................     70,213      28,968        4,645
                                                           ---------   ---------     --------
          Total operating expenses.......................    619,862     242,780       91,811
Loss from operations.....................................   (268,165)    (65,954)     (17,338)
Other Income/(Expense):
  Interest, net..........................................    (68,973)    (36,373)       1,138
  Foreign currency losses and other expenses.............     (4,256)     (4,177)      (1,572)
                                                           ---------   ---------     --------
                                                             (73,229)    (40,550)        (434)
                                                           ---------   ---------     --------
Net loss before income taxes.............................   (341,394)   (106,504)     (17,772)
Income taxes.............................................          3           3            3
                                                           ---------   ---------     --------
Net loss.................................................  $(341,397)  $(106,507)    $(17,775)
                                                           =========   =========     ========
Loss per common share:
Net loss per share.......................................  $   (2.71)  $   (0.85)    $  (0.17)
                                                           =========   =========     ========
Weighted average common shares outstanding...............    126,102     124,822      104,900
                                                           =========   =========     ========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  TWELVE              TWELVE
                                                               MONTHS ENDED        MONTHS ENDED
                                                               DECEMBER 31,        SEPTEMBER 30,
                                                           ---------------------   -------------
                                                             1999        1998          1997
                                                           ---------   ---------   -------------
Operating Activities
  Net loss...............................................  $(341,397)  $(106,507)    $(17,775)
Adjustments to Reconcile Net Loss to Net Cash Used in
  Operating Activities:
  Depreciation and amortization..........................     70,213      28,968        4,645
  Restructuring charges..................................     37,306          --           --
  Other..................................................     23,259       2,998        3,755
  Changes in assets and liabilities:
     Accounts receivable.................................    (73,457)    (65,397)     (14,170)
     Accounts payable and accrued expenses...............    117,744      40,961       19,133
     Other changes in assets and liabilities.............    (22,153)     (2,634)         749
                                                           ---------   ---------     --------
          Net Cash Used in Operating Activities..........   (188,485)   (101,611)      (3,663)
Investing Activities
  Acquisitions, net of cash acquired.....................         --    (153,687)      (1,250)
  Purchases of property and equipment....................    (77,994)    (60,076)     (12,972)
  Proceeds from sale of property and equipment...........      1,313          --           --
  Restricted cash........................................     30,584      41,232           --
  Other investing activities.............................      9,644          --           --
                                                           ---------   ---------     --------
          Net Cash Used in Investing Activities..........    (36,453)   (172,531)     (14,222)
Financing Activities
  Proceeds from debt, net of debt issuance costs.........         --     227,663           --
  Net proceeds from issuance of common stock.............         --         512       49,971
  Repayments of debt.....................................     (3,096)        (76)        (149)
  Capital contribution from GTS..........................     87,475          --           --
  Other financing activities.............................         --      (9,385)      (2,269)
                                                           ---------   ---------     --------
          Net Cash Provided by Financing Activities......     84,379     218,714       47,553
Effect of exchange rate changes on cash and cash
  equivalents............................................     (8,612)         83         (103)
                                                           ---------   ---------     --------
Net (decrease) increase in cash and cash equivalents.....   (149,171)    (55,345)      29,565
Cash and cash equivalents at beginning of year...........    166,107     221,452       10,053
                                                           ---------   ---------     --------
Cash and cash equivalents at end of year.................  $  16,936   $ 166,107     $ 39,618
                                                           =========   =========     ========
Supplemental Disclosure of Cash Flow Information:
  Capitalization of leases...............................  $  67,123   $  28,826     $  3,281
                                                           =========   =========     ========
  Omnicom acquisition, net, including liabilities
     assumed.............................................  $ 353,354   $      --     $     --
                                                           =========   =========     ========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)
 FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1997 AND DECEMBER 31, 1998 AND 1999
                                 (IN THOUSANDS)

                                         COMMON STOCK     ADDITIONAL                      TOTAL
                                       ----------------    PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                       SHARES    AMOUNT    CAPITAL       DEFICIT     EQUITY/(DEFICIT)
                                       -------   ------   ----------   -----------   ----------------
BALANCE AT SEPTEMBER 30, 1996........   81,400   $1,245    $ 33,077     $ (19,723)      $  14,599
  Proceeds from the sale of common
     stock, net of expenses of
     $7,073..........................   40,471      660      52,098            --          52,758
  Other comprehensive income.........       --       --         430            --             430
  Net loss...........................       --       --          --       (17,775)        (17,775)
                                                                                        ---------
          Total comprehensive loss...                                                     (17,345)
  Other..............................       --       --         670            --             670
                                       -------   ------    --------     ---------       ---------
BALANCE AT SEPTEMBER 30, 1997........  121,871    1,905      86,275       (37,498)         50,682
  Changes in shareholders' equity for
     the three months ended December
     31, 1997, not presented
     elsewhere.......................    1,578       26       1,444        (7,577)         (6,107)
                                       -------   ------    --------     ---------       ---------
BALANCE AT DECEMBER 31, 1997.........  123,449    1,931      87,719       (45,075)         44,575
  Proceeds from the sale of common
     Stock...........................    2,351       39       1,685            --           1,724
  Issuance of common stock in
     connection with business
     combinations....................       --       --       3,606            --           3,606
  Other comprehensive loss...........       --       --       4,781            --           4,781
  Net loss...........................       --       --          --      (106,507)       (106,507)
                                                                                        ---------
          Total comprehensive loss...                                                    (101,726)
                                       -------   ------    --------     ---------       ---------
BALANCE AT DECEMBER 31, 1998.........  125,800    1,970      97,791      (151,582)        (51,821)
  Omnicom acquisition, net...........       --       --     350,540            --         350,540
  Capital contribution from GTS......       --       --      87,475            --          87,475
  Other comprehensive loss...........       --       --      (8,107)           --          (8,107)
  Net loss...........................       --       --          --      (341,397)       (341,397)
                                                                                        ---------
          Total comprehensive
            income...................                                                    (349,504)
  Other, net.........................      302        5          (5)           --              --
                                       -------   ------    --------     ---------       ---------
BALANCE AT DECEMBER 31, 1999.........  126,102   $1,975    $527,694     $(492,979)      $  36,690
                                       =======   ======    ========     =========       =========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE OF BUSINESS OPERATIONS

     Global TeleSystems (Europe) Limited ("GTS (Europe) Ltd." or "the Company"), formerly Esprit Telecom Group plc, is a European telecommunications company, providing high quality, competitively priced, international and national long distance telecommunications services. The Company also provides telecommunications services in the United Kingdom, Germany, The Netherlands, Spain, France, Belgium and Italy and has commenced operations over a broadband Synchronous Digital Hierarchy ("SDH") fiber optic network linking the key cities in which it operates. GTS (Europe) Ltd. provides telecommunications services both within and across national borders to a pan-European market.

     On March 4, 1999, Global TeleSystems Group, Inc. ("GTS") acquired substantially all of the outstanding ordinary shares and American Depositary Shares of the Company. The combination was accounted for as a pooling of interests. Accordingly, the transaction resulted in the Company becoming a subsidiary of GTS. All costs associated with this pooling are the responsibility of the parent company, GTS, and are reflected on GTS's audited consolidated financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements incorporate the financial statements of the Company and its subsidiaries. All significant inter-company accounts and transactions are eliminated upon consolidation. Results of subsidiaries acquired and accounted for by the purchase method have been included in operations from the relevant date of acquisition.

  Reclassifications

     Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the 1999 presentation.

  Cash and Cash Equivalents

     The Company classifies cash on hand and deposits in banks, including commercial paper, money market accounts, and any other investments with an original maturity of three months or less, that the Company may hold from time to time, as cash and cash equivalents. The Company had $32.5 million and $66.5 million of restricted cash at December 31, 1999 and 1998, respectively. The restricted cash is primarily related to cash held in escrow for interest payments associated with the Company's debt obligations.

  Property and Equipment

     Property and equipment is stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated on a straight-line basis over the lesser of the estimated lives, ranging from five to ten years for communications equipment and three to five years for furniture, fixtures and equipment and other property, or their contractual term. Construction in process reflects amounts incurred for the configuration and build-out of communications equipment and communications equipment not yet placed into service. Maintenance and repairs are charged to expense as incurred.

  Goodwill and Intangible Assets

     Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired businesses, and is being amortized on a straight-line basis over their estimated useful lives, generally fifteen to twenty years. Intangible assets, principally communications service contracts, licenses and deferred financing costs, are amortized on a straight-line basis over the lesser of their estimated useful lives, generally three to

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED
fifteen years, or their contractual term. In accordance with Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets," the Company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of its intangible assets.

  Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques.

  Income Taxes

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements.

  Foreign Currency Translation

     The Company follows a translation policy in accordance with SFAS No. 52, "Foreign Currency Translation," (as amended by SFAS No. 130, "Reporting Comprehensive Income"). The local currency is considered the functional currency for the Company's subsidiaries. Transactions in foreign currencies are translated into the functional currency at the rates of exchange ruling at the date of transaction. Assets and liabilities of these subsidiaries are translated into US dollar equivalents at the rates of exchange at the balance sheet date. Income and expense accounts are translated at average monthly rates of exchange. The resultant translation adjustments are included in other comprehensive income, a separate component of shareholders' equity. Gains and losses from foreign currency transactions of these subsidiaries are included in the operations of the subsidiary.

     All foreign currency gains and losses recognized in the operations of consolidated subsidiaries are included in the Company's statement of operations as "foreign currency gains/losses."

  Revenue Recognition

     The Company records as revenue the amount of communications services rendered, as measured primarily by the minutes of traffic processed, after deducting an estimate of the traffic that will be neither billed nor collected. Revenue from service contracts is accounted for when the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

  Segment Information

     The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segment and related disclosures about its products, services, geographic areas and major customers.

     Based on its organizational structure, the Company operates in one reportable segment providing telecommunications services mainly to businesses and other organizations located principally in the European Union.

  Net Loss Per Share

     The Company follows SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and diluted earnings per share for all years presented. The Company's net loss per share calculation (basic and diluted) is based upon the weighted average common shares issued. There are no reconciling items in the numerator or denominator of the Company's net loss per share calculation. Employee stock options have been excluded from the net loss per share calculation because their effect would be anti-dilutive.

  Fair Value of Financial Instruments

     The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value. The fair value of the long-term debt is determined based on quoted market prices. At December 31, 1999 and 1998, the fair value of the Company's fixed rate long-term debt is as follows (in thousands):

                                                             DECEMBER 31,
                                             ---------------------------------------------
                                                     1999                    1998
                                             ---------------------   ---------------------
                                                          CARRYING                CARRYING
                                             FAIR VALUE    VALUE     FAIR VALUE    VALUE
                                             ----------   --------   ----------   --------
11.500% Senior Notes Due 2007, USD.........   $230,575    $230,000    $235,750    $230,000
11.500% Senior Notes Due 2007, DM..........     65,398      64,750      75,802      75,051
10.875% Senior Notes Due 2008, USD.........    147,000     150,000     150,750     150,000
11.000% Senior Notes Due 2008, DM..........     76,923      77,700      90,061      90,061

     The recorded amounts for all other long-term debt of the Company approximates fair value.

  Off Balance Sheet Risk and Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, most of which are maintained in high-quality financial institutions, and accounts receivable. The Company believes that the concentration of credit risk associated with accounts receivable is minimal due to the dispersion over many customers and different industries. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company provides allowances for potential credit losses when necessary.

  Derivative Financial Instruments

     The Company has developed risk management policies that establish guidelines for managing foreign exchange risk and periodically evaluates the materiality of foreign exchange exposures in different countries and the financial instruments available to mitigate this exposure. The Company finds it impractical to hedge all foreign currency exposure and as a result, will continue to experience foreign currency gains and losses.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a reporting standard for derivative instruments which will require the Company to record all derivatives as either assets or liabilities and requires that those instruments are recorded at their fair value. The Company plans to adopt SFAS No. 133 for the fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position.

  Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. SFAS No. 123 generally allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, "Accounting for Stock Issued to Employees." The Company has elected generally to account for its stock-based compensation in accordance with the provisions of APB No. 25 and presents pro forma disclosures of net loss as if the fair value method had been adopted.

  Uses of Estimates in Preparation of Financial Statements

     The preparation of these consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3: BUSINESS COMBINATIONS

     On April 26, 1999, GTS acquired a majority stake in Omnicom SA ("Omnicom"), a French company, and assumed operational control. Effective on that date, GTS transferred its ownership interest in Omnicom to the Company. Total consideration for the Omnicom shares consisted of approximately $320 million in cash and 3,706,572 shares of GTS's common stock. Such transaction resulted in the Company recording $350.5 million, net of a $100 million note payable to GTS, of additional paid-in capital as a result of this transfer of ownership. The excess of the purchase price over the fair value of assets acquired has been preliminarily calculated at approximately $453.4 million and has been allocated to goodwill, which is being amortized over 20 years.

     On May 1, 1998, the Company acquired all of the outstanding common stock of Thyssen Festnetz Management GmbH and the whole limited partnership interest in Thyssen Festnetz GmbH & Co. KG (collectively, "the Plusnet business") for cash consideration of approximately DM 307.8 million ($173.6 million) before expenses. The Company's 1999 financial statements reflect the final allocation of the purchase price, and as such, the Company has recorded approximately $164.4 million in goodwill, which is being amortized over 15 years.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

NOTE 4: COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
Net loss....................................................  $(341,397)   $(106,507)
Other comprehensive income (loss):
  Foreign currency translation adjustments..................     (8,107)       4,781
                                                              ---------    ---------
Comprehensive loss..........................................  $(349,504)   $(101,726)
                                                              =========    =========

NOTE 5: DEBT OBLIGATIONS

     Company debt consists of:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Senior Notes, at interest rates ranging from 10.875% to
  11.5%.....................................................  $522,450    $545,112
Other financing agreements..................................     6,005          --
                                                              --------    --------
          Total debt........................................   528,455     545,112
Less: debt maturing within one year.........................       608          --
                                                              --------    --------
          Total long-term debt..............................  $527,847    $545,112
                                                              ========    ========

     In June 1998, the Company issued $150.0 million and DM 150.0 million aggregate principal amount of senior notes due June 15, 2008 (the "Senior Notes due 2008"). The Senior Notes due 2008 pay interest semi-annually in June and December at a rate of 10.875% and 11.00% respectively. GTS (Europe) Ltd. may redeem the Senior Notes due 2008, in whole or in part, any time on or after June 15, 2003, at a price ranging from 105.438% to 100.0% of the principal amount, plus accrued and unpaid interest. GTS (Europe) Ltd. may redeem, at the Company's option, up to 35% of the principal amount of each series of the 11.5% Senior Notes due 2007, defined below, and Senior Notes due 2008 prior to December 15, 2000 and June 15, 2001, respectively, at prices equal to 111.50% of the principal amount of the 11.5% Senior Notes due 2007, and 110.875% of the principal amount of the Senior Notes due 2008, plus other amounts, with the net cash proceeds of public equity offerings of GTS (Europe) Ltd. or strategic equity investments of at least $50 million, provided that following such redemption at least 65% of the principal amount of the notes remain outstanding.

     In December 1997, the Company issued $230.0 million and DM 125.0 million aggregate principal amount of senior notes due December 15, 2007 (the "11.5% Senior Notes due 2007"). The 11.5% Senior Notes due 2007 rank pari-passu with ordinary creditors with interest payable semi-annually in June and December at a rate of 11.5%. Approximately $72.0 million and DM 36.0 million of the net proceeds of the offering of the 11.5% Senior Notes due 2007 was initially placed in escrow for the first six semi-annual payments commencing June 15, 1998. GTS (Europe) Ltd. may redeem the 11.5% Senior Notes due 2007, in whole or in part, any time on or after December 15, 2002 at redemption prices ranging from 105.75% to 100.0% of the principal amount, plus accrued and unpaid interest.

     The Company has two secured bank financing facilities through its UK and Dutch subsidiaries at December 31, 1999. The total available under these facilities at December 31, 1999 is $2.2 million. There were no outstanding balances at December 31, 1999.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

     Aggregate maturities of long-term debt, as of December 31, 1999, are as follows: 2000 -- $0.6 million, 2001 -- $0.6 million, 2002 -- $0.7 million,
2003 -- $0.6 million and $526.0 million thereafter.

     The Company paid interest of $64.8 million, $53.6 million and $0.2 million for the twelve months ended December 31, 1999 and 1998 and for the twelve months ended September 30, 1997, respectively.

NOTE 6: STOCK OPTION PLANS

     Prior to the March 4, 1999 business combination between the Company and GTS as discussed in Note 1, the Company maintained various option plans each with its own terms and conditions. Effective with the completion of this business combination, all of the options within these plans were converted into rights to receive GTS shares of common stock, based on the business combination exchange ratio, with terms substantially identical to those of the Company's plans. Generally, all options granted under the historical GTS (Europe) Ltd. stock option plans vested after a minimum of one year after grant date. Of the 3,198,132 options converted, 1,856,910 were exercisable on March 4, 1999.

     A summary of all transactions involving GTS (Europe) Ltd. stock options which represent rights to GTS shares (expressed as equivalent GTS share options and reflects the July 1999 GTS stock split) is as follows:

                                                TWELVE MONTHS ENDED DECEMBER 31,         TWELVE MONTHS ENDED
                                          --------------------------------------------      SEPTEMBER 30,
                                                  1999                    1998                   1997
                                          ---------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                          ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year........   3,198,132    $ 3.86    2,325,172    $0.24     1,611,792    $0.04
Options granted.........................     166,536     24.19    1,498,712     5.39     1,130,964     1.22
Options exercised.......................  (1,495,887)     3.00     (474,088)    0.47      (180,610)    0.04
Options canceled or expired.............    (101,910)    11.19     (151,664)    4.49       (27,238)    0.04
                                          ----------              ---------              ---------
Outstanding at end of year..............   1,766,871    $ 7.57    3,198,132    $3.86     2,534,908    $0.24
                                          ==========              =========              =========

     During 1999, stock options maintained under GTS's 1992 Stock Option Plan were granted to certain employees of GTS (Europe) Ltd.

     Prior to the business combination, certain of the stock option and incentive plans of the Company have been accounted for under variable plan accounting. Expense incurred under these plans totaled $0, $178,000 and $670,000 for the twelve months ended December 31, 1999, and 1998, and for the twelve months ended September 30, 1997, respectively.

     The Company applies the provisions of APB No. 25 in accounting for its stock option incentive plans. The effect of applying SFAS No. 123 on the net loss as reported is not representative of the effects on reported net loss for future years due to the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation expense been determined in accordance with the methodology of SFAS No. 123, the Company's net loss for the twelve months ended December 31, 1999 and 1998 and for the twelve months ended September 30, 1997 would have been approximately $341.7 million, $108.7 million and $18.6 million, respectively.

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is charged to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the years ended December 31, 1999 and 1998, and September 30, 1997; dividend yields of 0%; expected volatility of 75% for 1999, 100% for 1998 and 150% for

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

1997; weighted average interest rate of between 4.57% and 4.95% for 1999 and 4.4% for 1998, and a risk-free interest rate of 7.3% for 1997; expected lives of options are between three and five years for all years presented.

     The following table summarizes information about stock options outstanding:

                                 OPTIONS OUTSTANDING
                         ------------------------------------
                                        WEIGHTED                 OPTIONS EXERCISABLE
                                         AVERAGE                ----------------------
                                        REMAINING    WEIGHTED                 WEIGHTED
                                       CONTRACTUAL   AVERAGE                  AVERAGE
RANGE OF EXERCISE PRICE    NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
AT DECEMBER 31, 1999:    OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
-----------------------  -----------   -----------   --------   -----------   --------
   $ 0.00 to $ 3.86        518,496         1.2        $ 0.75      440,916      $ 0.25
     3.87 to   7.72        266,146         3.8          6.32      229,592        6.48
     7.73 to  15.44        834,618         5.3          8.98      239,466        8.93
    15.45 to  27.02         37,731         4.4         15.57       37,731       15.57
    27.03 to  30.90        109,880         5.2         29.31           --          --

NOTE 7: EMPLOYEE BENEFIT PLAN

     The Company does not have a defined benefit pension plan for its employees. With respect to certain GTS (Europe) Ltd. employees, the Company is required to contribute a fixed percentage, based upon the salary earned, to the employees' nominated pension insurance policy or other pension arrangements. During the twelve months ended December 31, 1999 and 1998 and the twelve months ended September 30, 1997, the Company incurred expense of $0.4 million, $1.9 million and $0.3 million, respectively, related to these pension arrangements.

NOTE 8: INCOME TAXES

     A reconciliation of the tax provision at the statutory income tax rate and the Company's actual benefit for income tax is as follows:

                                                    TWELVE MONTHS ENDED       TWELVE
                                                        DECEMBER 31,       MONTHS ENDED
                                                    --------------------   SEPTEMBER 30,
                                                      1999        1998         1997
                                                    ---------   --------   -------------
                                                               (IN THOUSANDS)
Expected tax rate.................................  $(103,272)  $(33,343)     $(5,309)
Foreign exchange differences on quasi-investments
  taken to shareholders' equity...................      1,889      1,646          256
Valuation reserve on loss from operations.........    101,386     31,700        5,056
                                                    ---------   --------      -------
Income Tax Provision..............................  $       3   $      3      $     3
                                                    =========   ========      =======

     Deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. The Company has provided a valuation allowance against the full amount of the deferred tax assets arising from tax loss carry forwards as management believes it is conservative to consider it more likely than not that sufficient taxable income will not be generated to utilize these loss carryforwards.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

     The components of the net deferred tax assets are as follows:

                                                        DECEMBER 31,
                                                     ------------------    SEPTEMBER 30,
                                                      1999       1998          1997
                                                     -------    -------    -------------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.................  $58,806    $45,718       $8,274
  Other............................................      418        418           --
                                                     -------    -------       ------
Net deferred tax asset.............................   59,224     46,136        8,274
  Less: valuation allowance........................  (59,224)   (46,136)      (8,274)
                                                     -------    -------       ------
          Total....................................  $    --    $    --       $   --
                                                     =======    =======       ======

     As of December 31, 1999, the Company had net operating loss carryforwards for U.K. income tax purposes of approximately $194.4 million.

NOTE 9: RESTRUCTURING CHARGE

     During the fourth quarter of 1999, the Company recorded a $37.3 million charge to earnings related to the integration and rationalization of its switched-voice assets which is expected to increase efficiencies in the Company's network infrastructure. At December 31, 1999 approximately $15.8 million remains an accrual for additional cash payments that the Company expects to incur as part of the restructuring plan.

NOTE 10: COMMITMENTS AND CONTINGENCIES

  Leases

     The Company has various lease agreements for office space, fiber and equipment. The obligations extend through 2018. Most of the leases contain renewal options of one to four years. Assets under capital leases are included in the consolidated balance sheets as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
                                                                (IN THOUSANDS)
Communications equipment....................................  $87,891    $40,126
Less: accumulated amortization..............................   15,476      6,442
                                                              -------    -------
                                                              $72,415    $33,684
                                                              =======    =======

     Rental expense for operating leases aggregated $9.9 million, $3.6 million and $1.1 million for the twelve months ended December 31, 1999 and 1998, and September 30, 1997, respectively.

     The Company and its subsidiaries are party to various operating leases for dedicated switch access lines, dedicated national and international lines, office space, furniture and office equipment which expires at various times through to the year 2009.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

     Future minimum payments, by year and in the aggregate, under the capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1999 were as follows:

                                                              CAPITAL    OPERATING
                                                               LEASES     LEASES
                                                              --------   ---------
                                                                 (IN THOUSANDS)
December 31, 2000...........................................  $ 24,926    $46,881
2001........................................................    16,709      8,620
2002........................................................    15,157      6,000
2003........................................................    13,529      5,176
2004........................................................    11,632      4,781
Thereafter..................................................    39,793     11,865
                                                              --------    -------
          Total minimum lease payments......................   121,746    $83,323
                                                                          =======
Less amount representing interest...........................    34,823
                                                              --------
Present value of net minimum lease payments.................    86,923
Less current portion of capital lease obligations...........    16,414
                                                              --------
Long-term portion of capital lease obligations..............  $ 70,509
                                                              ========

  Other Commitments and Contingencies

     The Company has future purchase commitments of $36.8 million and $34.9 million as of December 31, 1999 and 1998, respectively.

  Tax Matters

     In various foreign jurisdictions, the Company is obligated to pay value added taxes ("VAT") on the purchase or importation of assets, and for certain other transactions. In many instances, VAT can be offset against VAT the Company collects and otherwise would remit to the tax authorities, or may be refundable. Because the law in some jurisdictions is complex, the local tax authorities could assert that the Company is obligated to pay additional amounts of VAT. In the opinion of management, any additional VAT the Company may be obligated to pay would not be material.

  Other Matters

     In the ordinary course of business, the Company may be party to various legal and tax proceedings, and subject to claims, certain of which relate to the developing markets and evolving fiscal and regulatory environments in which the Company operates. In the opinion of management, the Company's liability, if any, in all pending litigation, other legal proceeding or other matter other than what is discussed above, will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

NOTE 11: RELATED PARTY TRANSACTIONS

     On April 14, 1999, the Company issued a subordinated promissory note to its parent company, GTS, for L61.80 million ($100 million). Interest on the note will accrue at 9% per annum until maturity. Interest and principal are due upon maturity, which is June 16, 2008. In addition, GTS made capital contributions of $87.5 million during 1999.

     The Company had a receivable balance from affiliates of GTS of $23.8 million at December 31, 1999. There was no receivable balance from affiliates at December 31, 1998. The Company had a payable balance to affiliates of $53.9 million at December 31, 1999. There was no payable balance from affiliates at December 31, 1998.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

     The Company derived revenue from affiliates of $2.5 million for the year ended December 31, 1999. Costs of revenue from affiliates were $27.2 million in 1999. Additionally, the Company incurred $6.4 million in interest expense from affiliates in 1999.

NOTE 12: QUARTER ENDED DECEMBER 31, 1997 (UNAUDITED)

     As discussed in Note 1, GTS acquired all of the outstanding ordinary shares and American Depositary Shares of the Company. As a result of this transaction, the Company has changed its year-end to a calendar year end, with effect from December 31, 1998. As a result, the financial results for the three months ended December 31, 1997 have not been presented in the statement of operations. Accordingly, an adjustment was made in the consolidated statements of shareholders' equity for 1997 to include the net income and other transactions of the Company for the three months ended December 31, 1997. In addition, as reflected in the Company's consolidated statements of cash flows, the "Cash and cash equivalents at the beginning of the year" for 1998 of $221.5 million and "Cash and cash equivalents at the end of the year," of $39.6 million, for the twelve months ended September 30, 1997 do not agree. The $181.9 million difference reflects the cash flow activity of the Company for the three month period ended December 30, 1997. On September 24, 1999, the Company filed an 8-K declaring a fiscal year-end change from September 30 to December 31.

NOTE 13: COMPANIES ACT 1985

     These financial statements do not compromise the Company's statutory accounts within the meaning of section 240 of the Companies Act 1985. Statutory accounts for the years ended September 30, 1997 and 1998 have been, and statutory accounts for the 15 months ended December 31, 1999 will be, delivered to the Registrar of Companies for England and Wales. The auditors' reports on these statutory accounts were unqualified.

NOTE 14: SUBSEQUENT EVENTS

  Esprit Telecom Group plc -- Name Change

     Effective January 11, 2000, Esprit Telecom Group plc re-registered as a private company and changed its name to Global TeleSystems (Europe) Limited.

                         REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors
    Global TeleSystems (Europe) Limited.

     We have audited the accompanying consolidated balance sheet of Global TeleSystems (Europe) Limited. as of December 31, 1999 and the related consolidated statements of operations, cash flows and shareholders' equity/(deficit) for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global TeleSystems (Europe) Limited, at December 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            ERNST & YOUNG

Reading, England
February 23, 2000

           REPORT OF PRICEWATERHOUSECOOPERS, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Esprit Telecom Group plc

     In our opinion, the consolidated balance sheet and the related consolidated statements of income, shareholders' equity/(deficit), cash flows and comprehensive loss present fairly, in all material respects, the financial position of Esprit Telecom Group plc and its subsidiaries (the "Company") at December 31,1998, and the results of their operations and their cash flows for the twelve month period ended September 90, 1997 and the twelve month period ended December 31,1998 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements and additional information related to the valuation and qualifying accounts in accordance with United States generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS
London, England

March 3, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the name, current business address, citizenship and present principal occupation or employment, and material occupations, positions, offices or employments and business addresses thereof for the past five years of each director and executive officer of the Company. Unless otherwise indicated, the current business address of each person is 151 Shaftsbury Avenue, London WC2H 8AL United Kingdom. There are no family relationships among any of the directors and officers.

MEMBERS OF THE BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT;
NAME                                AGE       MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                ---       --------------------------------------------------
Robert J. Amman...................  61    Mr. Amman was elected to GTS's Board of Directors in May
                                          1998 and was appointed President of GTS in March 1999. Mr.
                                          Amman was Chairman, President and Chief Executive Officer
                                          of John H. Harland Company, a printing firm, from 1995 to
                                          1998. Previously, from 1994 to 1995, he served as Vice
                                          Chairman of First Financial Management Corporation, where
                                          he was responsible for the merchant services businesses
                                          consisting of Western Union, NaBanco, Telecheck,
                                          Nationwide Credit and International Banking Technologies.
                                          From 1988 to 1994, Mr. Amman served as President and Chief
                                          Executive Officer of Western Union Corporation, where he
                                          oversaw the transformation of the firm from a
                                          telecommunications to a financial services company. Mr.
                                          Amman is a member of the Executive Committee of the Board
                                          of Directors of GTS.
Hans Peter Kohlhammer.............  53    Dr. Kohlhammer joined GTS as President of GTS Business
                                          Services -- Western Europe on March 5, 1999. From October
                                          1998 to March 1999, Dr. Kohlhammer was Managing Director
                                          of Sales and Marketing of Esprit Telecom Group plc, which
                                          was later acquired by GTS and renamed Global TeleSystems
                                          (Europe) Limited. Prior to that, Dr. Kohlhammer was
                                          Chairman of the Board at Thyssen Telecom AG and held a
                                          Board position with Loewe Opta. Dr. Kohlhammer holds a
                                          degree in mathematics and physics and a doctorate in
                                          mathematics from the University of Bonn.

                                                 PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT;
NAME                                AGE       MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                ---       --------------------------------------------------
Peter Mitchell....................  50    Mr. Mitchell joined GTS as Vice President Finance Business
                                          Services in March 1999. From November 1998 to March 1999,
                                          Mr. Mitchell was Managing Director of Esprit Telecom
                                          Networks Ltd, a business unit of Esprit Telecom Group,
                                          plc, which was later acquired by GTS and renamed Global
                                          TeleSystems (Europe) Limited. Prior to that, from 1996 to
                                          November 1998, Mr. Mitchell was Group Finance Director of
                                          ComTel Limited, the UK cable television and telephony
                                          subsidiary of Royal PTT Nederland N.V. During 1995 to
                                          1996, Mr. Mitchell was Director of Corporate Finance for
                                          TELUS Corporation, a Canadian telecommunications company.
Ernst Wessel......................  36    Mr. Wessel joined GTS as Legal Director Business Services
                                          Western Europe on March 5, 1999. From October 1996 until
                                          March 1999, Mr Wessel was European Corporate Counsel of
                                          Esprit Telecom Group plc, which was later acquired by GTS
                                          and renamed Global TeleSystems (Europe) Limited. Prior to
                                          that Mr Wessel worked as a associate specializing in
                                          corporate law for the Commercial Legal Department of Ernst
                                          & Young in The Netherlands and as an Advocate specializing in commercial and bankruptcy law for the Dutch law firm
                                          Jongeneel & partners. Mr Wessel is a qualified Dutch
                                          lawyer and was admitted to the Bar of Rotterdam in 1995.
                                          In addition Mr Wessel holds a LL.M. degree in
                                          International Business Law from the university of Hull in
                                          the UK.

EXECUTIVE OFFICERS

                                                           PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT;
NAME                                              AGE   MATERIAL POSITIONS HELD DURING THE PAST FIVE YEARS
----                                              ---   --------------------------------------------------
Hans Peter Kohlhammer...........................  53                   See Biography Above
Peter Mitchell..................................  50                   See Biography Above
Ernst Wessel....................................  36                   See Biography Above

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The Directors of the Company did not receive any retainer or meeting fees for serving in such capacity, other than their salaries for serving as officers of the Company or GTS, as the case may be.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth each component of compensation paid or awarded to, or earned by the three executive officers serving as of December 31, 1999.

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                    ------------------------
                                                                                             AWARDS
                                                      ANNUAL COMPENSATION           ------------------------
                                               ----------------------------------   RESTRICTED   SECURITIES
                                                                     OTHER ANNUAL     STOCK      UNDERLYING     ALL OTHER
                                                SALARY     BONUS     COMPENSATION    AWARD(S)    OPTIONS/SAR   COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR     ($)        ($)          ($)           ($)           (#)           ($)
---------------------------             ----   --------   --------   ------------   ----------   -----------   ------------
Hans Peter Kohlhammer.................  1999   $306,963   $169,474    $52,623(1)        --       429,546(3)     28,684(4)
  President of Business Services
Peter Mitchell........................  1999   $152,978   $ 36,307           (2)        --        43,302(3)     13,095(4)
  Vice President of Business Services
Ernst Wessel..........................  1999   $107,801   $ 14,727    $10,632(2)        --        63,676(3)      9,483(4)
  Vice President and Legal Director,
  European Operations

---------------

(1) The amount disclosed includes transportation and travel allowance of $29,268, social security and medical payment of $21,988 and pension arrangements of $28,684.

(2) Perquisites and other personal benefits paid to the named executive officer were less than the lesser of $50,000 and 10% of the total of salary and bonus report for the named executive officer.

(3) Shares of GTS common stock underlying stock options awarded under the GTS 1992 Stock Option Plan.

(4) Amounts received from employer due to pension arrangement.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information on stock option grants to the three most highly compensated officers in 1999 under the Stock Option Plan.

                                                 % OF TOTAL
                                    NUMBER OF      OPTIONS
                                    SECURITIES   GRANTED TO
                                    UNDERLYING    EMPLOYEES    EXERCISE OR                   GRANT DATE
                                     OPTIONS      IN FISCAL        BASE       EXPIRATION       PRESENT
NAME                                GRANTED(#)      YEAR       PRICE($/SH.)      DATE        VALUE($)(4)
----                                ----------   -----------   ------------   ----------     -----------
Hans Peter Kohlhammer.............       496        0.00%         $29.31       03/18/05(1)   $      984
                                     150,000        1.17%          27.73       03/18/09(2)    1,553,310
                                      50,000        0.39%          38.08       06/17/09(3)      517,575
                                     100,000        0.78%          29.13       12/10/09(3)    1,245,230
Peter Mitchell....................       202        0.00%          29.31       03/18/05(1)          401
                                       7,500        0.06%          29.13       12/10/09(3)       93,392
Ernst Wessel......................       402        0.00%          29.31       03/18/05(1)          798
                                      20,000        0.16%          37.12       07/01/09(3)      184,942
                                      20,000        0.16%          29.13       12/10/09(3)      249,046

---------------

(1) These options are 100% vested after one year.

(2) These options vest in February 2005, when financial results for 2004 are expected to be publicly announced. If certain performance targets are met or exceeded, these options could be fully exercisable in February 2002, when financial results for 2001 are expected to be publicly announced.

(3) Represents options that vest over a three year term, 33% after one year and one thirty-sixth every month thereafter.

(4) The present value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield 0%, expected volatility of 0.75, risk-free interest rates between 4.95% and 6.03% and an expected life of five years.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     The following table provides information on the number and value of stock options exercised by the three most highly compensated officers during 1999, the number of options under the Stock Option Plan held by such persons at December 31, 1999, and the value of all unexercised options held by such persons as of that date.

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                SHARES                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                              ACQUIRED ON      VALUE       OPTIONS AT FY-END($)(1)      OPTIONS AT FY-END(#)
NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                          -----------   -----------   -------------------------   -------------------------
Hans Peter Kohlhammer.......      --            --             40,052/339,494            1,008,910/3,859,558
Peter Mitchell..............      --            --                 -0-/43,302                  -0-/1,279,250
Ernst Wessel................      --            --               1,116/42,560                 10,414/713,495

---------------

(1) Based on the closing price of GTS common shares of $34.75 on the New York Stock Exchange of the Common Stock on December 31, 1999.

THE FOURTH AMENDED AND RESTATED 1992 STOCK OPTION PLAN OF GLOBAL TELESYSTEMS GROUP, INC.

     The Fourth Amended and Restated 1999 Stock Option Plan of GTS (the "Fourth and Amended and Restated Plan") provides for the grant of options to employees, non-employee directors, and independent contractors of GTS and any subsidiary or affiliate of GTS.

     Up to 18.5% of the outstanding shares of Common Stock, from time to time, are authorized to be granted as options under the Fourth Amended and Restated Plan. A total of approximately 34.1 million shares of common stock (the "Common Stock") of GTS were reserved for issuance to employees, non-employee directors and independent contractors under the Fourth Amended and Restated Plan representing 18.5% of the outstanding shares of Common Stock on December 31, 1999. A total of 1 million shares of Common Stock may be issued pursuant to options qualifying for tax purposes as incentive options under the Fourth Amended and Restated Plan.

     The Fourth Amended and Restated Plan is administered by the Compensation Committee of the Board of Directors of GTS (or a sub-committee thereof), which consists of not less than two directors appointed by the Board of Directors of GTS. The Compensation Committee (or a sub-committee) selects the employees, independent contractors and directors of GTS and its subsidiaries and affiliates to whom options will be granted. Options covering not more than 1.5 million shares of Common Stock may be granted to any employee during any calendar year.

     The option exercise price under the Fourth Amended and Restated Plan may not be less than the exercise price determined by the Compensation Committee (or a sub-committee) (or 110% of the fair market value of the Common Stock on the date of grant of the option in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). The maximum option term is 10 years and one day (or five years in the case of an incentive option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). Options become vested and exercisable at the time and to the extent provided in the option agreement related to such option. The Compensation Committee (or a sub-committee) has the discretion to accelerate the vesting and exercisability of options.

     There is a $100,000 limit on the value of stock (determined at the time of grant) covered by incentive options that first become exercisable by an optionee in any calendar year. No option may be granted more than 10 years after the effective date of the Fourth Amended and Restated Plan. Generally, during an optionee's lifetime, only the optionee (or a guardian or committee if the optionee is incapacitated) may exercise an option except that, upon approval by the Compensation Committee (or a sub-committee), nonqualified options may be transferred to the spouse of the optionee and certain nonqualified options may be granted or transferred to the GTS Employee Stock Option Plan Trust for the benefit of one or more designated foreign employees, independent contractors or directors. Incentive stock options are non-transferable except at death.

     Payment for shares purchased under options granted pursuant to the Fourth Amended and Restated Plan may be made either in cash or by exchanging shares of Common Stock (which shares have been held by the optionee for at least six months) with a fair market value of up to the total option exercise price and cash for any difference. Options may be exercised by directing that certificates for the shares purchased be delivered to a licensed broker-dealer as agent for the optionee, provided that the broker-dealer tenders to GTS cash or cash equivalents equal to the option exercise price plus the amount of any taxes that GTS may be required to withhold in connection with the exercise of the option.

     If an optionee's employment or service with GTS or a subsidiary or affiliate terminates by reason of death, retirement or permanent and total disability, his or her vested options may be exercised within one year after such death, retirement or disability, unless otherwise provided with respect to a particular option (but not later than the date the option would otherwise expire). If the optionee's employment or service with GTS or a subsidiary or affiliate terminates for any reason other than death, retirement or disability, options held by such optionee terminate 90 days after such termination, unless otherwise provided with respect to a particular option (but not later than the date the options would otherwise expire), except that options terminate immediately upon termination of an employee or independent contractor for "cause" (as defined), unless the Compensation Committee (or a sub-committee)determines otherwise. Each option would be exercisable to the extent it had become vested before the termination of employment or service (unless otherwise provided in the option agreement).

     If the outstanding shares of Common Stock are increased or decreased or changed into or exchanged for a different number or kind of shares or securities of GTS, by reason of merger, consolidation, reorganization, recapitalization, reclassification, stock split-up, combination of shares, exchange of shares, stock dividend, spin-off or other distribution payable in capital stock, or other increase or decrease in such shares without receipt of consideration by GTS, an appropriate and proportionate adjustment will be made in the number and kinds of shares subject to the Fourth Amended and Restated Plan, and in the number, kinds and per share exercise price of shares subject to the unexercised portion of options granted prior to any such change, in order to preserve the value of any granted options. Any such adjustment in an outstanding option, however, will be made without a change in the total price applicable to the unexercised portion of the option, but with a corresponding adjustment in the per share option price.

     Upon any dissolution or liquidation of GTS, or upon a reorganization, merger or consolidation in which GTS is not the surviving corporation, or upon the sale of substantially all of the assets of GTS to another corporation, or upon any transaction (including, without limitation, a merger or reorganization in which GTS is the surviving corporation) approved by the board of directors which results in any person or entity owning 80% or more of the total combined voting power of all classes of stock of GTS, the Fourth Amended and Restated Plan and the options issued thereunder will terminate, unless provision is made in connection with such transaction for the continuation of the Fourth Amended and Restated Plan, the assumption of such options or for the substitution for such options of new options covering the stock of a successor corporation or a parent or subsidiary thereof, with appropriate adjustments as to the number and kinds of shares and the per share exercise price. In the event of such termination, all outstanding options shall be exercisable in full during such period immediately prior to the occurrence of such termination as the Board of Directors of GTS in its discretion shall determine.

     The board of directors may further amend the Fourth Amended and Restated Plan with respect to shares of the Common Stock as to which options have not been granted. However, GTS's stockholders must approve any amendment that would
(1) change the requirements as to eligibility to receive incentive options; or
(2) increase the maximum number of shares in the aggregate for which incentive options may be granted (except for adjustments upon changes in capitalization); or (3) otherwise to the extent required by applicable law, rule or regulation.

     The Board of Directors of GTS at any time may terminate or suspend the Fourth Amended and Restated Plan. Unless previously terminated, the Fourth Amended and Restated Plan will terminate automatically on April 9, 2008. No termination, suspension or amendment of the Fourth Amended and Restated Plan may, without the consent of the person to whom an option has been granted, adversely affect the rights of the holder of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is wholly owned subsidiary of Global TeleSystems Group, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 14, 1999, the Company issued a subordinated promissory note to its parent company, GTS, for L61.80 million ($100 million). Interest on the note will accrue at 9% per annum until maturity. Interest and principal are due upon maturity, which is June 16, 2008. In addition, GTS made capital contributions of $87.5 million during 1999.

     The Company had a receivable balance from affiliates of GTS of $23.8 million at December 31, 1999. There was no receivable balance from affiliates at December 31, 1998. The Company had a payable balance to affiliates of $53.9 million at December 31, 1999. There was no payable balance from affiliates at December 31, 1998.

     The Company derived revenue from affiliates of $2.5 million for the year ended December 31, 1999. Costs of revenue from affiliates were $27.2 million in 1999. Additionally, the Company incurred $6.4 million in interest expense from affiliates in 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

     1. Financial Statements

     The following consolidated financial statements of the Company are included in Part II, Item 8 of this report:

     - Report of Ernst & Young, Independent Auditors

     - Report of PricewaterhouseCoopers, Independent Accountants

     - Consolidated Balance Sheets as of December 31, 1999 and 1998

     - Consolidated Statements of Operations for the Twelve Months Ended December 31, 1999 and 1998 and for the Twelve Months Ended September 30, 1997

     - Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 1999 and 1998 and for the Twelve Months Ended September 30, 1997

     - Consolidated Statements of Changes in Shareholders' Equity for the Twelve Months Ended December 31, 1999 and 1998 and for the Twelve Months Ended September 30, 1997

     - Notes to Consolidated Financial Statements

     2. Consolidated Financial Statement Schedules

     We have furnished Schedule II -- Valuation and Qualifying Accounts on Page 48.

     All other schedules are omitted because they are not applicable or not required, or because the required information is either incorporated herein by reference or included in the financial statements or notes thereto included in this report.

  (b) Reports on Form 8-K

DATE OF REPORT                                 SUBJECT OF REPORT
--------------                                 -----------------
September 30, 1999.....   On September 24, 1999, the Board of Directors determined
                          that it would adopt a new fiscal year ending December 31 in order to conform to its parent company, GTS.

  (c) Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
        3.1*             -- Articles of Association, as amended.
        4.1              -- [reserved]
        4.2**            -- Form of Dollar Exchange Note (contained in the Indenture filed as Exhibit 4.5).
        4.3              -- [reserved]
        4.4**            -- Form of DM Exchange Note (contained in the Indenture
                            filed as Exhibit 4.5).
        4.5**            -- Indenture, dated June 24, 1998, between the Company and
                            The Bank of New York, as Trustee.
        4.6              -- [reserved]
        4.7***           -- Form of Dollar Note (contained in the Indenture filed as
                            Exhibit 4.9).
        4.8***           -- Form of Dollar Note (contained in the Indenture filed as
                            Exhibit 4.9).
        4.9***           -- Indenture dated December 18, 1997 between the Company and
                            The Bank of New York, as trustee, Registrar and Paying
                            Agent.
       99.7****          -- Supplemental Indenture, dated December 23, 1998 of
                            $230,000,000 11 1/2% Senior Notes due 2007, supplementing
                            the indenture dated as of December 18, 1997, among Esprit
                            Telecom Group, PLC, as Issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent.
       99.8****          -- Supplemental Indenture, dated December 23, 1998 of DM
                            150,000,000 11% Senior Notes due 2008, supplementing the
                            indenture dated as of June 24, 1998, among Esprit Telecom
                            Group, PLC, as Issuer and The Bank of New York, as
                            Trustee, Registrar and Paying Agent.
       99.9****          -- Supplemental Indenture dated December 23, 1998 of
                            $150,000,000 10 7/8% Senior Notes due 2008, supplementing
                            the indenture dated as of June 24, 1998, among Esprit
                            Telecom Group, PLC, as Issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent.
       99.10****         -- Supplemental Indenture, dated December 23, 1998 of DM
                            125,000,000 11 1/2% Senior Notes due 2007, supplementing
                            the indenture dated as of December 18, 1997, among Esprit
                            Telecom Group, PLC, as Issuer, and The Bank of New York,
                            as Trustee, Registrar and Paying Agent.
       21.1+             -- List of Subsidiaries.
       27.1+             -- Financial Data Schedule extracted from December 31, 1999 audited financial statements.

---------------

   * Incorporated by reference to the correspondingly numbered exhibit to the Company's Form F-1 registration statement, (Commission File No. 333-8012).

  ** Incorporated by reference to the correspondingly numbered Exhibit to the Company's registration statement on Form F-4 (Commission File No. 333-9272).

 *** Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form F-1 (Commission File No. 333-8012).

**** Incorporated by reference on the correspondingly numbered exhibit to the Registration Statement on Form S-4 of Global TeleSystems Group, Inc. (Commission File No. 333-68511).

   +  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of London, United Kingdom, on this 30th day of March, 2000.

                                          GLOBAL TELESYSTEMS (EUROPE), LIMITED

                                          By:      /s/ PETER MITCHELL
                                            ------------------------------------
                                            Name: Peter Mitchell
                                            Title: Vice President -- Finance
                                                   Business Services and
                                               Principal Accounting Officer

     Each person whose signature appears below constitutes and appoints, Robert
A. Schriesheim, Grier C. Raclin and Arnold Y. Dean and each of them singly, as his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, and in his name, place and stead, in any and all capacities to sign any and all amendments and supplements to this annual report on Form 10-K and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                 /s/ PETER MITCHELL                      Vice President -- Finance of Business
-----------------------------------------------------    Services and Director
                   Peter Mitchell

              /s/ HANS PETER KOHLHAMMER                  President of Business Services and Director
-----------------------------------------------------
                Hans Peter Kohlhammer

                  /s/ ERNST WESSELL                      Vice President and Legal Director, European
-----------------------------------------------------    Operations
                    Ernst Wessell

                  /s/ ROBERT AMMAN                       Director
-----------------------------------------------------
                    Robert Amman

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  COL. A                      COL. B             COL. C              COL. D       COL. E
------------------------------------------  ----------   -----------------------   ----------   ----------
                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                      END
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                 ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts at
  12/31/99................................    3,993        27,188                    (2,326)      28,855
Allowance for doubtful accounts at
  12/31/98................................    2,389         2,837                    (1,233)       3,993
Allowance for doubtful accounts at
  09/30/97................................      267         2,005                      (178)       2,094

The Company changed its fiscal year end from September 30 to December 31. Accordingly the ending balance at 9/30/97 does not match the beginning balance at 12/31/98.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
27.1      Financial Data Schedule extracted from December 31, 1999 audited financial statements.