Form 10-Q
period 2000-03-31
GLOBAL TELESYSTEMS EUROPE LTD
filed 2000-05-15
CIK 1032142

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                       (COMMISSION FILE NUMBER: 0-29148)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant is a wholly-owned subsidiary of Global TeleSystems Group, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I FINANCIAL INFORMATION

  Item 1.    Financial Statements of Global TeleSystems (Europe) Limited
               (unaudited)
             Condensed Consolidated Balance Sheets as of March 31, 2000
               and December 31, 1999.....................................    1
             Condensed Consolidated Statements of Operations for the
               Three Months Ended March 31, 2000 and 1999................    2
             Condensed Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 2000 and 1999................    3
             Notes to Condensed Consolidated Financial Statements........    4
  Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    6
  Item 3.    Quantitative and Qualitative Disclosures About Market
               Risk......................................................    9

PART II OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K............................    9

Signatures...............................................................   10

                          PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,         DECEMBER 31,
                                                                  2000                1999
                                                              -------------      ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents.................................   $   26,029          $   16,936
  Restricted cash...........................................       48,854              32,507
  Accounts receivable, net..................................      142,392             116,100
  Prepaid expenses and other current assets.................       14,756              22,591
                                                               ----------          ----------
          TOTAL CURRENT ASSETS..............................      232,031             188,134
Property and equipment, net.................................      272,455             214,089
Goodwill and intangible assets, net.........................      585,234             603,803
Restricted cash and other non-current assets................       15,156                 587
                                                               ----------          ----------
          TOTAL ASSETS......................................   $1,104,876          $1,006,613
                                                               ==========          ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current liabilities............   $  264,705          $  250,354
  Current portion of debt and capital lease obligations.....       33,239              17,022
                                                               ----------          ----------
          TOTAL CURRENT LIABILITIES.........................      297,944             267,376
Long-term debt and capital lease obligations, less current
  portion...................................................      609,218             598,356
Related party long-term debt, less current portion..........      104,191             104,191
Other non-current liabilities...............................        1,623                  --
                                                               ----------          ----------
          TOTAL LIABILITIES.................................    1,012,976             969,923
SHAREHOLDERS' EQUITY
  Common stock, L0.01 par value (200,000,000 shares
     authorized; 126,101,574 shares issued and
     outstanding)...........................................        1,975               1,975
  Additional paid-in capital................................      623,499             527,694
  Accumulated deficit.......................................     (533,574)           (492,979)
                                                               ----------          ----------
          TOTAL SHAREHOLDERS' EQUITY........................       91,900              36,690
                                                               ----------          ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $1,104,876          $1,006,613
                                                               ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................  $116,725    $ 65,914
Operating expenses:
  Access and network services...............................    93,282      53,415
  Selling, general and administrative.......................    60,003      42,619
  Depreciation and amortization.............................    22,753      12,011
                                                              --------    --------
          Total operating expenses                             176,038     108,045
Loss from operations........................................   (59,313)    (42,131)
Other income (expense):
  Interest, net.............................................   (19,053)    (14,672)
  Foreign currency losses...................................    (5,441)     (4,220)
  Other non-operating income................................    43,212          --
                                                              --------    --------
                                                                18,718     (18,892)
                                                              --------    --------
Net Loss....................................................  $(40,595)   $(61,023)
                                                              ========    ========
Loss per common share:
Net loss per share..........................................  $  (0.32)   $  (0.48)
                                                              ========    ========
Weighted average common shares outstanding..................   126,102     125,926
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $ (3,586)   $(36,077)
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (41,875)    (22,236)
  Restricted cash...........................................   (18,720)         --
                                                              --------    --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (60,595)    (22,236)
FINANCING ACTIVITIES
  Repayments of debt........................................   (27,752)       (611)
  Capital contribution from GTS.............................    91,733          --
                                                              --------    --------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................    63,981        (611)
  Effect of exchange rate changes on cash and cash
     equivalents............................................     9,293      (4,419)
                                                              --------    --------
  Net increase (decrease) in cash and cash equivalents......     9,093     (63,343)
  Cash and cash equivalents at beginning of period..........    16,936     166,107
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 26,029    $102,764
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $ 50,310    $ 10,860
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Global TeleSystems (Europe) Limited ("the Company"), formerly Esprit Telecom Group plc, is a European telecommunications company, providing high quality, competitively priced, international and national long distance telecommunications services. Effective January 11, 2000, Esprit Telecom Group plc re-registered as a private company and changed its name to Global TeleSystems (Europe) Limited.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations which differs in certain significant respects from the accounting principles generally accepted in the United Kingdom. The financial results set forth above represent the Company's financial results under US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material inter-company affiliate account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three months ended March 31, 2000 may not be indicative of the operating results for the full year.

     Global TeleSystems Group, Inc. ("GTS") has been realigning its legal organization structure in order to achieve the most beneficial company-wide tax and operating structure. Due to this realignment the financial results contained herein now include subsidiaries that were previously included elsewhere within the GTS organization structure. GTS has obtained appraisals from an independent appraisal firm to support the sale of assets, at fair market value, between GTS affiliates.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

3. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three months ended March 31, 2000 and 1999:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Net loss....................................................  $(40,595)  $(61,023)
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    (1,649)    (3,674)
                                                              --------   --------
Comprehensive loss..........................................  $(42,244)  $(64,697)
                                                              ========   ========

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

4. RELATED PARTY TRANSACTION

     The Company had receivable and payable balances from affiliates of $36.2 million and $91.7 million, respectively, at March 31, 2000.

     The Company derived revenue from affiliates of $19.1 million for the three months ended March 31, 2000. Costs of revenue from affiliates were $10.0 million for the three months ended March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three months ended March 31, 2000 and 1999 and of certain factors that management believes are likely to affect our prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

RESULTS OF OPERATIONS

     The following table sets forth our statement of operations as a percentage of revenues:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ---------------
                                                              2000      1999
                                                              -----     -----
Revenues....................................................  100.0%    100.0%
Access and network services.................................   79.9      81.0
Selling, general and administrative.........................   51.4      64.7
Depreciation and amortization...............................   19.5      18.2
                                                              -----     -----
Loss from operations........................................  (50.8)    (63.9)
Interest, net...............................................  (16.3)    (22.3)
Foreign currency losses.....................................   (4.7)     (6.4)
Other non-operating income..................................   37.0        --
                                                              -----     -----
                                                               16.0     (28.7)
Net loss....................................................  (34.8)%   (92.6)%
                                                              =====     =====
Net loss applicable to common shareholders..................  (34.8)%   (92.6)%
                                                              =====     =====

  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Revenue. Our consolidated revenue increased to $116.7 million for the three months ended March 31, 2000 as compared to $65.9 million for the three months ended March 31, 1999. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in our operations as a result of the acquisition of Omnicom SA ("Omnicom") in France in April 1999. However, the increase in revenue is partially offset by a decline in prices for the Company's products and services.

     Access and Network Services. Our access and network services costs for the three months ended March 31, 2000 increased to $93.3 million or 79.9% of revenues as compared to $53.4 million or 81.0% of revenues for the three months ended March 31, 1999. The increase was primarily due to the increase in the Company's traffic volume as a result of the acquisition of Omnicom in France in April 1999.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $60.0 million or 51.4% of revenues as compared to $42.6 million or 64.7% of revenues for the three months ended March 31, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.

     Depreciation and Amortization. Depreciation and amortization increased to $22.8 million for the three months ended March 31, 2000 as compared to $12.0 million for the three months ended March 31, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of our network infrastructure. Additionally, we have experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from our acquisition activities.

     Interest. Interest expense for the three months ended March 31, 2000 was $25.9 million as compared to $16.6 million for the comparable period in 1999. The increase in interest expense is primarily attributable to the substantial increase in our outstanding debt obligations since the first quarter of 1999.

     Interest income for the three months ended March 31, 2000 was $6.8 million as compared to $1.9 million in the comparable period in 1999. The increase is due to the interest earned through our short-term investments of the proceeds received from our financing activities.

     Foreign Currency Loss. We recognized foreign currency losses of $5.4 million in the three months ended March 31, 2000 as compared to losses of $4.2 million in the three months ended March 31, 1999. Our foreign currency losses are primarily attributable to the effect of currency movements on our outstanding debt obligations.

     Other Non-Operating Income. As a result of GTS's efforts associated with realigning its legal entity organizational structure, the Company realized a gain of $42.3 million in the first quarter 2000 associated with the sale of certain business assets to an affiliated GTS subsidiary.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     Our revenues and costs are dependent upon factors that are not within our control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with our operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect our future capital requirements. In addition, if we expand our operations at an accelerated rate or consummate acquisitions, our funding needs will increase, possibly to a significant degree, and we will expend our capital resources sooner than currently expected. As a result of the foregoing, or if our capital resources otherwise prove to be insufficient, we might need to raise additional capital to execute our current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop our businesses. The Company is a wholly-owned subsidiary of Global TeleSystems Group, Inc. and during 1999 and the first quarter 2000, GTS contributed $87.5 million and $91.7 million, respectively, in the form of equity contributions. There can be no assurances, however, that GTS will fund additional amounts in the future.

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

LIQUIDITY ANALYSIS

     We had cash and cash equivalents of $26.0 million and $16.9 million as of March 31, 2000 and December 31, 1999, respectively. We had restricted cash of $48.9 million and $32.5 million as of March 31, 2000 and December 31, 1999, respectively, that primarily represent amounts held in escrow for debt interest payments.

     In the three months ended March 31, 2000, our operating activities used cash of $3.6 million compared to $36.1 million used in the three months ended March 31, 1999. We also used cash of $60.6 million and $22.2 million for our investing activities in the three months ended March 31, 2000 and 1999, respectively. In the three months ended March 31, 2000 and 1999, our financing activities provided cash of $64.0 million and used cash of $0.6 million, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

IMPACT OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where we have operations, established fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     We have significant operations within the European Union including many of the countries that have adopted the Euro. We continue to evaluate the impact the Euro will have on our continuing business operations and no assurances can be given that the Euro will not have material adverse affect on our business, financial condition and results of operations. However, we do not expect the Euro to have a material effect on our competitive position as a result of price transparency within the European Union as we have always operated as a pan-European business with transparent pricing in ECU for the majority of our customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION                                   DESCRIPTION
      -----------                                   -----------
           27               Financial Data Schedule

     B. Reports on Form 8-K

     DATE OF REPORT                              SUBJECT OF REPORT
     --------------                              -----------------
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBAL TELESYSTEMS (EUROPE) LIMITED
                                          (Registrant)

                                          By:   /s/ JEFFREY H. VON DEYLEN
                                            ------------------------------------
                                                   Jeffrey H. Von Deylen
                                               Senior Vice President, Finance
                                               (Principal Accounting Officer)

Dated: May 15, 2000

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                   DESCRIPTION
      -----------                                   -----------
           27               Financial Data Schedule