Form 10-Q
period 2000-06-30
GLOBAL TELESYSTEMS EUROPE LTD
filed 2000-08-14
CIK 1032142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The registrant is a wholly-owned subsidiary of Global TeleSystems, Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION
Item 1      Financial Statements of Global TeleSystems (Europe) Limited
              (unaudited)
            Condensed Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999.....................................    3
            Condensed Consolidated Statements of Operations for the
              Three and Six months Ended June 30, 2000 and 1999.........    4
            Condensed Consolidated Statements of Cash Flows for the Six
              months Ended June 30, 2000 and 1999.......................    5
            Notes to Condensed Consolidated Financial Statements........    6
Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    8
Item 3      Quantitative and Qualitative Disclosures About Market
              Risk......................................................   12
PART II. OTHER INFORMATION
Item 6      Exhibits and Reports on Form 8-K............................   12
                                                                           13
Signatures..............................................................

                          PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including restricted cash......  $  101,473    $   49,443
  Accounts receivable, net..................................      98,404       116,100
  Other assets..............................................      42,086        22,591
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     241,963       188,134
  Property and equipment, net...............................     272,139       214,089
  Goodwill and intangible assets, net.......................     583,200       603,803
  Other non-current assets..................................      17,579           587
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,114,881    $1,006,613
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current liabilities............  $  263,913    $  250,354
  Current portion of debt and capital lease obligations.....      13,626        17,022
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     277,539       267,376
  Long-term debt and capital lease obligations, less current
     portion................................................     625,649       598,356
  Related party long-term debt, less current portion........     104,191       104,191
  Other non-current liabilities.............................       1,605            --
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,008,984       969,923
SHAREHOLDERS' EQUITY
  Common stock, L0.01 par value (200,000,000 shares
     authorized; 126,101,574 shares issued and
     outstanding)...........................................       1,975         1,975
  Additional paid-in capital................................     745,977       527,694
  Accumulated deficit.......................................    (642,055)     (492,979)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................     105,897        36,690
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $1,114,881    $1,006,613
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               ---------------------    --------------------------
                                                 2000         1999         2000           1999
                                               ---------    --------    -----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................  $ 104,878    $ 81,062     $ 221,603      $ 146,976
Operating expenses:
  Access and network services................    101,770      60,184       195,052        113,599
  Selling, general and administrative........     49,459      25,518       109,462         68,137
  Depreciation and amortization..............     21,180      17,525        43,933         29,536
                                               ---------    --------     ---------      ---------
          Total operating expenses...........    172,409     103,227       348,447        211,272
Loss from operations.........................    (67,531)    (22,165)     (126,844)       (64,296)
Other income (expense):
  Interest, net..............................    (18,867)    (17,756)      (37,920)       (32,428)
  Foreign currency losses....................    (23,046)     (7,201)      (28,487)       (11,421)
  Other non-operating income.................        962          --        44,174             --
                                               ---------    --------     ---------      ---------
                                                 (40,951)    (24,957)      (22,233)       (43,849)
                                               ---------    --------     ---------      ---------
          Net loss...........................  $(108,482)   $(47,122)    $(149,077)     $(108,145)
                                               =========    ========     =========      =========
Loss per common share:
  Net loss per share.........................  $   (0.86)   $  (0.37)    $   (1.18)     $   (0.86)
                                               =========    ========     =========      =========
  Weighted average common shares
     outstanding.............................    126,102     126,102       126,102        126,102
                                               =========    ========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000       1999
                                                              --------   ---------
                                                                 (IN THOUSANDS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $(96,436)  $(129,853)
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (90,697)    (33,518)
  Proceeds from sale of subsidiary..........................    45,773          --
  Restricted cash and other investing activities............    10,832      49,973
                                                              --------   ---------
          NET CASH (USED IN) PROVIDED BY INVESTING
            ACTIVITIES......................................   (34,092)     16,455
FINANCING ACTIVITIES
  Repayments of debt........................................   (17,048)         --
  Capital contribution from GTS.............................   165,148          --
                                                              --------   ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........   148,100          --
Effect of exchange rate changes on cash and cash
  equivalents...............................................    49,828      (4,002)
                                                              --------   ---------
Net increase (decrease) in cash and cash equivalents........    67,400    (117,400)
Cash and cash equivalents at beginning of period............    16,936     166,107
                                                              --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 84,336   $  48,707
                                                              ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $ 56,023   $  56,654
                                                              ========   =========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
1. BASIS OF PRESENTATION

     Global TeleSystems (Europe) Limited ("the Company") is a European telecommunications company, providing high quality, competitively priced, international and national long distance telecommunications services.

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations which differs in certain significant respects from the accounting principles generally accepted in the United Kingdom. The financial results set forth above represent the Company's financial results under US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material inter-company affiliate account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the six months ended June 30, 2000 may not be indicative of the operating results for the full year.

     Throughout 2000, Global TeleSystems, Inc. ("GTS") has been realigning its legal organizational structure in order to achieve the most beneficial company wide tax structure. Due to this realignment, the fiscal year 2000 financial results contained herein now include subsidiaries that were previously included elsewhere within the GTS organizational structure during 1999 and also exclude subsidiaries that were included within the Company's fiscal year 1999 financial results. GTS has obtained appraisals from an independent appraisal firm to support the sale and acquisition of net assets by the Company, at their appraised fair market value, to and from other GTS affiliates.

     Certain reclassifications have been made to the prior 1999 condensed consolidated financial statements in order to conform to the 2000 presentation.

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

3. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three and six months ended June 30, 2000 and 1999:

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                          --------------------   ---------------------
                                            2000        1999       2000        1999
                                          ---------   --------   ---------   ---------
                                                         (IN THOUSANDS)
Net loss................................  $(108,482)  $(47,122)  $(149,077)  $(108,145)
Other comprehensive income (loss).......
Foreign currency translation
  adjustments...........................     50,846        917      49,197      (2,757)
                                          ---------   --------   ---------   ---------
Comprehensive loss......................  $ (57,636)  $(46,205)  $ (99,880)  $(110,902)
                                          =========   ========   =========   =========

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

4. RELATED PARTY TRANSACTION

     The Company had receivable and payable balances from affiliates of $25.6 million and $180.2 million, respectively, at June 30, 2000.

     The Company derived revenue from affiliates of $20.9 million for the six months ended June 30, 2000. Costs of revenue from affiliates were $25.2 million for the six months ended June 30, 2000.

5. SUBSEQUENT EVENTS

     On August 1, 2000, the Board of Directors of GTS formally approved a plan of restructuring of certain of GTS's operations. This plan of restructuring is focused on separating the GTS non-core business from its core strategic businesses and streamlining operations, including headcount reductions/redeployment, the centralization of finance and billing operations and sales office consolidation.

     Further, since the Company is a wholly owned subsidiary of GTS, this plan of restructuring will have an impact on the Company's future financial results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and six months ended June 30, 2000 and 1999, and certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

     In addition, any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the factors discussed throughout this Report. Among the key factors that have a direct bearing on the Company's results of operations are the potential risk of delay in implementing the Company's business plan; the political, economic and legal aspects of the markets in which the Company operates; competition and the Company's need for additional substantial financing. These and other factors are discussed and elsewhere in this Report.

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

RESULTS OF OPERATIONS

     The following table sets forth the Company's statement of operations as a percentage of revenues:

                                                      THREE MONTHS        SIX MONTHS
                                                     ENDED JUNE 30,     ENDED JUNE 30,
                                                     ---------------    --------------
                                                      2000     1999     2000     1999
                                                     ------    -----    -----    -----
Revenues.........................................     100.0%   100.0%   100.0%   100.0%
Access and network services......................      97.0     74.2     88.0     77.3
Selling, general and administrative..............      47.1     31.5     49.4     46.4
Depreciation and amortization....................      20.2     21.6     19.8     20.0
                                                     ------    -----    -----    -----
Loss from operations.............................     (64.3)   (27.3)   (57.2)   (43.7)
Interest, net....................................     (18.0)   (21.9)   (17.1)   (22.1)
Foreign currency losses..........................     (22.0)    (8.9)   (12.9)    (7.8)
Other non-operating income.......................       0.9       --     19.9       --
                                                     ------    -----    -----    -----
                                                      (39.1)   (30.8)   (10.1)   (29.9)
Net loss.........................................    (103.4)%  (58.1)%  (67.3)%  (73.6)%
                                                     ======    =====    =====    =====

  Three Months Ended June 30, 2000 Compared To The Three Months Ended June 30, 1999

     Revenue. Consolidated revenue increased to $104.9 million for the three months ended June 30, 2000 as compared to $81.1 million for the three months ended June 30, 1999. The growth in revenue was due to the increase in customer traffic, which resulted from the Company's increased customer base and the acquisitions that were completed in 1999. Further, the increase in revenue was partially offset by a decline in prices for the Company's products and services.

     Access and Network Services. Access and network services costs for the three months ended June 30, 2000 increased to $101.8 million or 97.0% of revenues as compared to $60.2 million or 74.2% of revenues for the three months ended June 30, 1999. The increase was due to increased settlement and interconnect costs. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2000 increased to $49.5 million or 47.1% of revenues as compared to $25.5 million or 31.5% of revenues for the three months ended June 30, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for the increased customer base. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2000 increased to $21.2 million or 20.2% of revenues as compared to $17.5 million or 21.6% of revenues for the three months ended June 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the network infrastructure. Additionally, the Company has experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from the 1999 acquisition activities.

     Interest, net. Interest for the three months ended June 30, 2000 was $18.9 million as compared to $17.8 million for the comparable period in 1999. The increase in interest is attributable to the substantial increase in the Company's outstanding debt obligations since the second quarter of 1999, offset by the interest earned from short-term investments of the proceeds received from financing activities.

     Foreign Currency Loss. The Company recognized foreign currency losses of $23.0 million in the three months ended June 30, 2000 as compared to losses of $7.2 million in the three months ended June 30, 1999. The foreign currency losses are primarily attributable to the effect of currency movements on the Company's outstanding debt obligations.

  Six Months Ended June 30, 2000 Compared To The Six Months Ended June 30, 1999

     Revenue. Consolidated revenue increased to $221.6 million for the six months ended June 30, 2000 as compared to $147.0 million for the six months ended June 30, 1999. The growth in revenue was due to the increase in customer traffic, which resulted from the Company's increased customer base and the acquisitions that were completed in 19999. Further, the increase in revenue was partially offset by a decline in prices for the Company's products and services.

     Access and Network Services. Access and network services costs for the six months ended June 30, 2000 increased to $195.1 million or 88.0% of revenues as compared to $113.6 million or 77.3% of revenues for the six months ended June 30, 1999. The increase was due to increased settlement and interconnect costs. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.

     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $109.5 million or 49.4% of revenues as compared to $68.1 million or 46.4% of revenues for the six months ended June 30, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for the increased customer base. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2000 increased to $43.9 million or 19.8% of revenues as compared to $29.5 million or 20.0% of revenues for the six months ended June 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the network infrastructure. Additionally, the Company experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from the 1999 acquisition activities.

     Interest, net. Interest for the three months ended June 30, 2000 was $37.9 million as compared to $32.4 million for the comparable period in 1999. The increase in interest is attributable to the substantial increase in the Company's outstanding debt obligations since the second quarter of 1999, offset by the interest earned from short-term investments of the proceeds received from the Company's financing activities.

     Foreign Currency Loss. The Company recognized foreign currency losses of $28.5 million in the six months ended June 30, 2000 as compared to losses of $11.4 million in the six months ended June 30, 1999. The foreign currency losses are primarily attributable to the effect of currency movements on outstanding debt obligations.

     On August 1, 2000, the Board of Directors of GTS formally approved a plan of restructuring of GTS's business operations. This plan of restructuring is focused on separating the GTS non-core business from its core strategic businesses and streamlining operations, including headcount reductions/redeployment, the centralization of finance and billing operations and sales office consolidation.

     Further, since the Company is a wholly owned subsidiary of GTS, this plan of restructuring will have an impact on the Company's future financial results.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The Company's revenues and costs are dependent upon factors that are not within its control such as political, economic and regulatory changes, changes in technology, increased competition and various factors such as strikes, weather, and performance by third parties in connection with Company operations. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements. In addition, if the Company expands its operations at an accelerated rate or consummate acquisitions, the Company's funding needs will increase, possibly to a significant degree, and the Company might expend its capital resources sooner than currently expected. As a result of the foregoing, or if the Company's capital resources otherwise prove to be insufficient, the Company might need to raise additional capital to execute its current business plan and to fund expected operating losses, as well as to consummate future acquisitions and exploit opportunities to expand and develop its businesses. The Company is a wholly-owned subsidiary of GTS and during 1999 and the first half of 2000, GTS contributed $87.5 million and $165.1 million, respectively, in the form of equity contributions. There can be no assurances, however, that GTS will fund additional amounts in the future.

     The Company cannot assure you that it will be able to consummate additional capital financing on favorable terms. As a result, the Company might be subject to additional or more restrictive financial covenants and its interest obligations may increase significantly. Failure to generate sufficient funds in the future, may require the Company to delay or abandon some or all of its anticipated expenditures, to sell assets, or both, either of which could have a material adverse effect on Company operations.

LIQUIDITY ANALYSIS

     The Company had cash and cash equivalents of $84.3 million and $16.9 million as of June 30, 2000 and December 31, 1999, respectively. The Company had restricted cash of $17.2 million and $32.5 million as of June 30, 2000 and December 31, 1999, respectively, that primarily represent amounts held in escrow for debt interest payments.

     In the six months ended June 30, 2000 the Company used cash of $96.4 million for its operating activities compared to $129.9 million used in the six months ended June 30, 1999. The Company also used cash of $34.1 million and generated cash of $16.5 million for its investing activities in the six months ended June 30, 2000 and 1999, respectively. In the six months ended June 30, 2000, the Company's financing activities generated $148.1 million of cash. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service obligations or working capital requirements.

IMPACT OF THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Union, including Belgium, The Netherlands, Ireland, France, Germany, Italy and Spain, where the Company has operations, established fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries adopted the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Hereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

     The Company has significant operations within the European Union including many of the countries that have adopted the Euro. The Company continues to evaluate the impact the Euro will have on its continuing business operations and no assurances can be given that the Euro will not have material adverse affect on business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position as a result of price transparency within the European Union as the Company has always operated as a pan-European business with transparent pricing in ECU for the majority of the Company's customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no significant changes since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

        EXHIBIT
         NUMBER          DESIGNATION
        -------          -----------
          27             -- Financial Data Schedule

     B. Reports on Form 8-K

     DATE OF REPORT      SUBJECT OF REPORT
     --------------      -----------------
        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBAL TELESYSTEMS (EUROPE) LIMITED
                                          (Registrant)

                                          By:   /s/ JEFFREY H. VON DEYLEN
                                            ------------------------------------
                                          Name: Jeffrey H. Von Deylen
                                          Title:  Senior Vice President,
                                              Finance (Principal Accounting
                                                  Officer)

Date: August 11, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER          DESIGNATION
        -------          -----------
          27             -- Financial Data Schedule