Form 10-Q/A
period 2000-03-31
GLOBAL TELESYSTEMS EUROPE LTD
filed 2000-08-18
CIK 1032142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                  FORM 10-Q/A


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

                               TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I  FINANCIAL INFORMATION
  Item 1.  Financial Statements of Global TeleSystems (Europe) Limited
             (unaudited)
           Condensed Consolidated Balance Sheets as of March 31, 2000
             and December 31, 1999.....................................    3
           Condensed Consolidated Statements of Operations for the
             Three Months Ended March 31, 2000 and 1999................    4
           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2000 and 1999................    5
           Notes to Condensed Consolidated Financial Statements........    6
  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    8
  Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................   11

PART II  OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K............................   11
Signatures.............................................................   12

                          PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                RESTATED
                                                                MARCH 31,         DECEMBER 31,
                                                                  2000                1999
                                                              -------------      ---------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including current restricted
     cash...................................................   $   74,883          $   49,443
  Accounts receivable, net..................................       97,797             116,100
  Other current assets......................................       59,351              22,591
                                                               ----------          ----------
          TOTAL CURRENT ASSETS..............................      232,031             188,134
Property and equipment, net.................................      272,455             214,089
Goodwill and intangible assets, net.........................      585,234             603,803
Other non-current assets....................................          656                 587
                                                               ----------          ----------
          TOTAL ASSETS......................................   $1,090,376          $1,006,613
                                                               ==========          ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current liabilities............   $  257,705          $  250,354
  Current portion of debt and capital lease obligations.....       33,239              17,022
                                                               ----------          ----------
          TOTAL CURRENT LIABILITIES.........................      290,944             267,376
Long-term debt and capital lease obligations, less current
  portion...................................................      609,218             598,356
Related party long-term debt, less current portion..........      104,191             104,191
Other non-current liabilities...............................        1,623                  --
                                                               ----------          ----------
          TOTAL LIABILITIES.................................    1,005,976             969,923
SHAREHOLDERS' EQUITY
  Common stock, L0.01 par value (200,000,000 shares
     authorized; 126,101,574 shares issued and
     outstanding)...........................................        1,975               1,975
  Additional paid-in capital................................      623,499             527,694
  Accumulated deficit.......................................     (541,074)           (492,979)
                                                               ----------          ----------
          TOTAL SHAREHOLDERS' EQUITY........................       84,400              36,690
                                                               ----------          ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $1,090,376          $1,006,613
                                                               ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                              RESTATED
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues....................................................  $102,225    $ 65,914
Operating expenses:
  Access and network services...............................    93,282      53,415
  Selling, general and administrative.......................    53,003      42,619
  Depreciation and amortization.............................    22,753      12,011
                                                              --------    --------
          Total operating expenses                             169,038     108,045
Loss from operations........................................   (66,813)    (42,131)
Other income (expense):
  Interest, net.............................................   (19,053)    (14,672)
  Foreign currency losses...................................    (5,441)     (4,220)
  Other non-operating income................................    43,212          --
                                                              --------    --------
                                                                18,718     (18,892)
                                                              --------    --------
Net Loss....................................................  $(48,095)   $(61,023)
                                                              ========    ========
Loss per common share:
Net loss per share..........................................  $  (0.38)   $  (0.48)
                                                              ========    ========
Weighted average common shares outstanding..................   126,102     125,926
                                                              ========    ========


   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                              RESTATED
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $(49,359)   $(36,077)
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (41,875)    (22,236)
  Restricted cash...........................................   (18,720)         --
                                                              --------    --------
          NET CASH USED IN INVESTING ACTIVITIES.............   (60,595)    (22,236)
FINANCING ACTIVITIES
  Repayments of debt........................................   (27,752)       (611)
  Capital contribution from GTS.............................    91,733          --
                                                              --------    --------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................    63,981        (611)
  Effect of exchange rate changes on cash and cash
     equivalents............................................    55,066      (4,419)
                                                              --------    --------
  Net increase (decrease) in cash and cash equivalents......     9,093     (63,343)
  Cash and cash equivalents at beginning of period..........    16,936     166,107
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 26,029    $102,764
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $ 50,310    $ 10,860
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


     This report on Form 10 Q/A is being filed to restate the Company's consolidated financial statements which were included in the Company's report of Form 10-Q for the three months ended March 31, 2000 which was filed on May 15, 2000. This restatement was made to adjust amounts previously reported for revenues and selling, general and administrative expenses for the three months ended March 31, 2000. These adjustments relate to the recording of certain affiliate transactions during the period.



     For the three months ended March 31, 2000, the impact of these adjustments is that revenues have been reduced by approximately $14.5 million to $102.2 million and selling, general and administrative expenses have been reduced by approximately $7.0 million to $53.0 million. As a result, for the three months ended March 31, 2000, operating loss and net loss have increased by $7.5 million, respectively, to $66.8 million and $48.1 million from the previously reported amounts of $59.3 million and $40.6 million, respectively.



     These adjustments have no impact on the previously reported financial results of the following affiliated companies: Global TeleSystems, Inc., Global TeleSystems Europe B.V. and Golden Telecom, Inc.


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

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

3. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three months ended March 31, 2000 and 1999:


                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                              RESTATED
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Net loss....................................................  $(48,095)  $(61,023)
Other comprehensive income (loss):
  Foreign currency translation adjustments..................    (1,649)    (3,674)
                                                              --------   --------
Comprehensive loss..........................................  $(49,744)  $(64,697)
                                                              ========   ========


4. RELATED PARTY TRANSACTION


     The Company had receivable and payable balances from affiliates of $43.2 million and $91.7 million, respectively, at March 31, 2000.



     The Company derived revenue from affiliates of $4.6 million for the three months ended March 31, 2000. Costs of revenue from affiliates were $10.0 million for the three months ended March 31, 2000.

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

RESULTS OF OPERATIONS


     This report on Form 10 Q/A is being filed to restate the Company's consolidated financial statements which were included in the Company's report on Form 10-Q for the three months ended March 31, 2000 which was filed on May 15, 2000. This restatement was made to adjust amounts previously reported for revenues and selling, general and administrative expenses for the three months ended March 31, 2000. These adjustments relate to the recording of certain affiliate transactions during the period.



     For the three months ended March 31, 2000, the impact of these adjustments is that revenues have been reduced by approximately $14.5 million to $102.2 million and selling, general and administrative expenses have been reduced by approximately $7.0 million to $53.0 million. As a result, for the three months ended March 31, 2000, operating loss and net loss have increased by $7.5 million, respectively, to $66.8 million and $48.1 million from the previously reported amounts of $59.3 million and $40.6 million, respectively.



     These adjustments have no impact on the previously reported financial results of the following affiliated companies: Global TeleSystems, Inc., Global TeleSystems Europe B.V. and Golden Telecom, Inc.


     The following table sets forth our statement of operations as a percentage of revenues:


                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                              RESTATED
                                                                2000       1999
                                                              --------     -----
Revenues....................................................   100.0%      100.0%
Access and network services.................................    91.3        81.0
Selling, general and administrative.........................    51.8        64.7
Depreciation and amortization...............................    22.3        18.2
                                                               -----       -----
Loss from operations........................................   (65.4)      (63.9)
Interest, net...............................................   (18.6)      (22.3)
Foreign currency losses.....................................    (5.3)       (6.4)
Other non-operating income..................................    42.3          --
                                                               -----       -----
Net loss....................................................   (47.0)%     (92.6)%
                                                               =====       =====


  THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999


     Revenue. Our consolidated revenue increased to $102.2 million for the three months ended March 31, 2000 as compared to $65.9 million for the three months ended March 31, 1999. The growth in revenue was primarily attributable to the increase in our customer base and resulting traffic in our operations as a result of the acquisition of Omnicom SA ("Omnicom") in France in April 1999. However, the increase in revenue is partially offset by a decline in prices for the Company's products and services.



     Access and Network Services. Our access and network services costs for the three months ended March 31, 2000 increased to $93.3 million or 91.3% of revenues as compared to $53.4 million or 81.0% of revenues for the three months ended March 31, 1999. The increase was primarily due to the increase in the Company's traffic volume as a result of the acquisition of Omnicom in France in April 1999.



     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 2000 increased to $53.0 million or 51.8% of revenues as compared to $42.6 million or 64.7% of revenues for the three months ended March 31, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for our increased customer base.


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


     In the three months ended March 31, 2000, our operating activities used cash of $49.4 million compared to $36.1 million used in the three months ended March 31, 1999. We also used cash of $60.6 million and $22.2 million for our investing activities in the three months ended March 31, 2000 and 1999, respectively. In the three months ended March 31, 2000 and 1999, our financing activities provided cash of $64.0 million and used cash of $0.6 million, respectively. We cannot assure you that our operations will achieve or sustain profitability or positive cash flow in the future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our debt service obligations or working capital requirements.

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


Dated: August 18, 2000

                               INDEX TO EXHIBITS

      EXHIBIT NO.                 DESCRIPTION
      -----------                 -----------
           27               Financial Data Schedule