Form 10-Q/A
period 2000-06-30
GLOBAL TELESYSTEMS EUROPE LTD
filed 2000-08-18
CIK 1032142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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
                                                                           13
Signatures..............................................................

                          PART I FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                               RESTATED
                                                               JUNE 30,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   ------------
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
                                        ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including restricted cash......  $  101,473    $   49,443
  Accounts receivable, net..................................      98,404       116,100
  Other assets..............................................      42,086        22,591
                                                              ----------    ----------
          TOTAL CURRENT ASSETS..............................     241,963       188,134
  Property and equipment, net...............................     272,139       214,089
  Goodwill and intangible assets, net.......................     583,200       603,803
  Other non-current assets..................................       7,898           587
                                                              ----------    ----------
          TOTAL ASSETS......................................  $1,105,200    $1,006,613
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current liabilities............  $  261,613    $  250,354
  Current portion of debt and capital lease obligations.....      13,626        17,022
                                                              ----------    ----------
          TOTAL CURRENT LIABILITIES.........................     275,239       267,376
  Long-term debt and capital lease obligations, less current
     portion................................................     625,649       598,356
  Related party long-term debt, less current portion........     104,191       104,191
  Other non-current liabilities.............................       1,605            --
                                                              ----------    ----------
          TOTAL LIABILITIES.................................   1,006,684       969,923
SHAREHOLDERS' EQUITY
  Common stock, L0.01 par value (200,000,000 shares
     authorized; 126,101,574 shares issued and
     outstanding)...........................................       1,975         1,975
  Additional paid-in capital................................     745,977       527,694
  Accumulated deficit.......................................    (649,436)     (492,979)
                                                              ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY........................      98,516        36,690
                                                              ----------    ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $1,105,200    $1,006,613
                                                              ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                THREE MONTHS ENDED
                                                     JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                               ---------------------    --------------------------
                                               RESTATED                  RESTATED
                                                 2000         1999         2000           1999
                                               ---------    --------    -----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................  $ 109,697    $ 81,062     $ 211,922      $ 146,976
Operating expenses:
  Access and network services................    101,770      60,184       195,052        113,599
  Selling, general and administrative........     54,159      25,518       107,162         68,137
  Depreciation and amortization..............     21,180      17,525        43,933         29,536
                                               ---------    --------     ---------      ---------
          Total operating expenses...........    177,109     103,227       346,147        211,272
Loss from operations.........................    (67,412)    (22,165)     (134,225)       (64,296)
Other income (expense):
  Interest, net..............................    (18,867)    (17,756)      (37,920)       (32,428)
  Foreign currency losses....................    (23,046)     (7,201)      (28,487)       (11,421)
  Other non-operating income.................        962          --        44,174             --
                                               ---------    --------     ---------      ---------
                                                 (40,951)    (24,957)      (22,233)       (43,849)
                                               ---------    --------     ---------      ---------
          Net loss...........................  $(108,363)   $(47,122)    $(156,458)     $(108,145)
                                               =========    ========     =========      =========
Loss per common share:
  Net loss per share.........................  $   (0.86)   $  (0.37)    $   (1.24)     $   (0.86)
                                               =========    ========     =========      =========
  Weighted average common shares
     outstanding.............................    126,102     126,102       126,102        126,102
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


     This report on Form 10 Q/A is being filed to restate the Company's consolidated financial statements which were included in the Company's report on Form 10-Q for the six months ended June 30, 2000 which was filed on August 14, 2000. This restatement was made to adjust amounts previously reported for revenues and selling, general and administrative expenses for the three and six months ended June 20, 2000. These adjustments relate to the recording of certain affiliate transactions during the period.



     For the three months ended June 30, 2000, the impact of these adjustments is that revenues have been increased by approximately $4.8 million to $109.7 million and selling, general and administrative expenses have been increased by approximately $4.7 million to $54.2 million. As a result, for the three months ended June 30, 2000, operating loss and net loss have decreased by $0.1 million, respectively, to $67.4 million and $108.4 million from the previously reported amounts of $67.5 million and $108.5 million, respectively.



     For the six months ended June 30, 2000, the impact of these adjustments is that revenues have been reduced by approximately $9.7 million to $211.9 million and selling, general and administrative expenses have been reduced by approximately $2.3 million to $107.2 million. As a result, for the six months ended June 30, 2000, operating loss and net loss have increased by $7.4 million, respectively, to $134.2 million and $156.5 million from the previously reported amounts of $126.8 million and $149.1 million, respectively.



     These adjustments have no impact on the previously reported financial results of the following affiliated companies: Global TeleSystems, Inc., Global TeleSystems Europe B.V. and Golden Telecom, Inc.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

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

3. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three and six months ended June 30, 2000 and 1999:


                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,               JUNE 30,
                                          --------------------   ---------------------
                                          RESTATED               RESTATED
                                            2000        1999       2000        1999
                                          ---------   --------   ---------   ---------
                                                         (IN THOUSANDS)
Net loss................................  $(108,363)  $(47,122)  $(156,458)  $(108,145)
Other comprehensive income (loss).......
Foreign currency translation
  adjustments...........................     50,846        917      49,197      (2,757)
                                          ---------   --------   ---------   ---------
Comprehensive loss......................  $ (57,517)  $(46,205)  $(107,261)  $(110,902)
                                          =========   ========   =========   =========


4. RELATED PARTY TRANSACTION


     The Company had receivable and payable balances from affiliates of $27.9 million and $180.2 million, respectively, at June 30, 2000.



     The Company derived revenue from affiliates of $11.2 million for the six months ended June 30, 2000. Costs of revenue from affiliates were $25.2 million for the six months ended June 30, 2000.


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

RESULTS OF OPERATIONS


     This report on Form 10-Q/A is being filed to restate the Company's consolidated financial statements which were included in the Company's report on Form 10-Q for the six months ended June 30, 2000 which was filed on August 14, 2000. This restatement was made to adjust amounts previously reported for revenues and selling, general and administrative expenses for the three and six months ended June 30, 2000. These adjustments relate to the recording of certain affiliate transactions during the period.



     For the three months ended June 30, 2000, the impact of these adjustments is that revenues have been increased by approximately $4.8 million to $109.7 million and selling, general and administrative expenses have been increased by approximately $4.7 million to $54.2 million. As a result, for the three months ended June 30, 2000, operating loss and net loss have decreased by $0.1 million, respectively, to $67.4 million and $108.4 million from the previously reported amounts of $67.5 million and $108.5 million, respectively.



     For the six months ended June 30, 2000, the impact of these adjustments is that revenues have been reduced by approximately $9.7 million to $211.9 million and selling, general and administrative expenses have been reduced by approximately $2.3 million to $107.2 million. As a result, for the six months ended June 30, 2000, operating loss and net loss have increased by $7.4 million, respectively, to $134.2 million and $156.5 million from the previously reported amounts of $126.8 million and $149.1 million, respectively.



     These adjustments have no impact on the previously reported financial results of the following affiliated companies: Global TeleSystems, Inc., Global TeleSystems Europe B.V. and Golden Telecom, Inc.


     The following table sets forth the Company's statement of operations as a percentage of revenues:


                                                     THREE MONTHS       SIX MONTHS ENDED
                                                    ENDED JUNE 30,          JUNE 30,
                                                   -----------------    -----------------
                                                   RESTATED             RESTATED
                                                     2000      1999       2000      1999
                                                   --------    -----    --------    -----
Revenues.......................................     100.0%     100.0%    100.0%     100.0%
Access and network services....................      92.8       74.2      92.0       77.3
Selling, general and administrative............      49.4       31.5      50.6       46.4
Depreciation and amortization..................      19.3       21.6      20.7       20.0
                                                    -----      -----     -----      -----
Loss from operations...........................     (61.5)     (27.3)    (63.3)     (43.7)
Interest, net..................................     (17.2)     (21.9)    (17.9)     (22.1)
Foreign currency losses........................     (21.0)      (8.9)    (13.4)      (7.8)
Other non-operating income.....................       0.9         --      20.8         --
                                                    -----      -----     -----      -----
Net loss.......................................     (98.8)%    (58.1)%   (73.8)%    (73.6)%
                                                    =====      =====     =====      =====


  Three Months Ended June 30, 2000 Compared To The Three Months Ended June 30, 1999


     Revenue. Consolidated revenue increased to $109.7 million for the three months ended June 30, 2000 as compared to $81.1 million for the three months ended June 30, 1999. The growth in revenue was due to the increase in customer traffic, which resulted from the Company's increased customer base and the acquisitions that were completed in 1999. Further, the increase in revenue was partially offset by a decline in prices for the Company's products and services.



     Access and Network Services. Access and network services costs for the three months ended June 30, 2000 increased to $101.8 million or 92.8% of revenues as compared to $60.2 million or 74.2% of revenues for the three months ended June 30, 1999. The increase was due to increased settlement and interconnect costs. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.



     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended June 30, 2000 increased to $54.2 million or 49.4% of revenues as compared to $25.5 million or 31.5% of revenues for the three months ended June 30, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for the increased customer base. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.

     Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2000 increased to $21.2 million or 19.3% of revenues as compared to $17.5 million or 21.6% of revenues for the three months ended June 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the network infrastructure. Additionally, the Company has experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from the 1999 acquisition activities.


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

  Six Months Ended June 30, 2000 Compared To The Six Months Ended June 30, 1999


     Revenue. Consolidated revenue increased to $211.9 million for the six months ended June 30, 2000 as compared to $147.0 million for the six months ended June 30, 1999. The growth in revenue was due to the increase in customer traffic, which resulted from the Company's increased customer base and the acquisitions that were completed in 19999. Further, the increase in revenue was partially offset by a decline in prices for the Company's products and services.



     Access and Network Services. Access and network services costs for the six months ended June 30, 2000 increased to $195.1 million or 92.0% of revenues as compared to $113.6 million or 77.3% of revenues for the six months ended June 30, 1999. The increase was due to increased settlement and interconnect costs. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.



     Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 2000 increased to $107.2 million or 50.6% of revenues as compared to $68.1 million or 46.4% of revenues for the six months ended June 30, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for the increased customer base. The Company expects that these costs will decrease in future periods as a result of the GTS restructuring measures initiated in the third quarter of 2000.



     Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2000 increased to $43.9 million or 20.7% of revenues as compared to $29.5 million or 20.0% of revenues for the six months ended June 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the network infrastructure. Additionally, the Company experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from the 1999 acquisition activities.


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


Date: August 18, 2000

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER          DESIGNATION
        -------          -----------
          27             -- Financial Data Schedule