Form 10-Q
period 2000-09-30
GLOBAL TELESYSTEMS EUROPE LTD
filed 2000-11-14
CIK 1032142

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                       (COMMISSION FILE NUMBER: 0-29148)

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED
             (Exact name of registrant as specified in its charter)

             ENGLAND AND WALES                                      NONE
          (State of incorporation)                  (I.R.S. Employer Identification No.)

                             151 SHAFTESBURY AVENUE
                                LONDON, WC2H 8AL
                                 UNITED KINGDOM
                    (Address of principal executive office)

                                +44 207 769 8000
              (Registrant's telephone number, including area code)

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

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I       FINANCIAL INFORMATION
Item 1       Financial Statements of Global TeleSystems (Europe) Limited
             (unaudited)
             Condensed Consolidated Balance Sheets as of September 30,
             2000 and December 31, 1999..................................      1
             Condensed Consolidated Statements of Operations for the
             Three and Nine months Ended September 30, 2000 and 1999.....      2
             Condensed Consolidated Statements of Cash Flows for the Nine
             months Ended September 30, 2000 and 1999....................      3
             Notes to Condensed Consolidated Financial Statements........      4
Item 2       Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      7
Item 3       Quantitative and Qualitative Disclosures About Market
             Risk........................................................     11
PART II      OTHER INFORMATION
Item 6       Exhibits and Reports on Form 8-K............................     12
Signatures...............................................................     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                                     (IN THOUSANDS,
                                                                   EXCEPT SHARE DATA)
                                          ASSETS

CURRENT ASSETS
  Cash and cash equivalents, including restricted cash......    $ 51,832        $   49,443
  Accounts receivable, net..................................      98,533           116,100
  Other assets..............................................      30,867            22,591
                                                                --------        ----------
          TOTAL CURRENT ASSETS..............................     181,232           188,134
Property and equipment, net.................................     250,325           214,089
Goodwill and intangible assets, net.........................     504,193           603,803
Other non-current assets....................................      16,638               587
                                                                --------        ----------
          TOTAL ASSETS......................................    $952,388        $1,006,613
                                                                ========        ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and other current liabilities............    $268,613        $  250,354
  Current portion of debt and capital lease obligations.....      10,250            17,022
                                                                --------        ----------
          TOTAL CURRENT LIABILITIES.........................     278,863           267,376
  Long-term debt and capital lease obligations, less current
     portion................................................     579,274           598,356
  Related party long-term debt, less current portion........     104,191           104,191
  Other non-current liabilities.............................      12,753                --
                                                                --------        ----------
          TOTAL LIABILITIES.................................     975,081           969,923
SHAREHOLDERS' EQUITY
  Common stock, L0.01 par value (200,000,000 shares
     authorized; 126,101,574 shares issued and
     outstanding)...........................................       1,975             1,975
  Additional paid-in capital................................     738,031           527,694
  Accumulated deficit.......................................    (762,699)         (492,979)
                                                                --------        ----------
          TOTAL SHAREHOLDERS' EQUITY........................     (22,693)           36,690
                                                                --------        ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........    $952,388        $1,006,613
                                                                ========        ==========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  --------------------   ---------------------
                                                    2000        1999       2000        1999
                                                  ---------   --------   ---------   ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................................  $ 106,433   $ 94,034   $ 318,356   $ 241,010
Operating expenses:
  Access and network services...................     98,968     94,281     294,020     207,880
  Selling, general and administrative...........     45,283     42,048     152,445     110,185
  Depreciation and amortization.................     21,470     20,125      65,403      49,662
  Merger and Restructuring costs................      8,500         --       8,500          --
                                                  ---------   --------   ---------   ---------
          Total operating expenses..............    174,221    156,454     520,368     367,727
Loss from operations............................    (67,788)   (62,420)   (202,012)   (126,717)
Other income (expense):
  Interest, net.................................    (19,183)   (17,524)    (57,103)    (49,952)
  Foreign currency (losses)/gains...............    (22,709)    13,267     (51,195)      1,847
  Other non-operating (expenses)/income.........     (3,582)        --      40,590          --
                                                  ---------   --------   ---------   ---------
                                                    (45,474)    (4,257)    (67,708)    (48,105)
          Net loss..............................  $(113,262)  $(66,677)  $(269,720)  $(174,822)
                                                  =========   ========   =========   =========
Loss per common share:
          Net loss per share....................  $   (0.90)  $  (0.53)  $   (2.14)  $   (1.39)
                                                  =========   ========   =========   =========
          Weighted average common shares
            outstanding.........................    126,102    126,102     126,102     126,102
                                                  =========   ========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
NET CASH USED IN OPERATING ACTIVITIES.......................  $(195,611)  $(132,776)
INVESTING ACTIVITIES
  Purchases of property and equipment.......................   (108,500)    (77,994)
  Proceeds from sale of subsidiary..........................     45,773          --
  Restricted cash and other investing activities............      9,677      42,871
                                                              ---------   ---------
          NET CASH USED IN INVESTING ACTIVITIES.............    (53,050)    (35,123)
FINANCING ACTIVITIES
  Capital contribution from GTS.............................    193,815      41,349
  Due from affiliated companies, net........................     24,729          --
  Repayments of capital lease obligations...................    (20,201)         --
                                                              ---------   ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    198,343      41,349
  Effect of exchange rate changes on cash and cash
     equivalents............................................     67,892      (5,720)
                                                              ---------   ---------
  Net increase (decrease) in cash and cash equivalents......     17,574    (132,270)
  Cash and cash equivalents at beginning of period..........     16,936     166,107
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  34,510   $  33,837
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Capitalization of leases..................................  $  56,023   $  67,123
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

     On November 10, 2000, the Board of Directors' of Global TeleSystems, Inc. ("GTS") approved a plan by which GTS will focus on providing broadband services to traditional carriers, Internet service providers ("ISPs"), application service providers ("ASPs"), other Web-centric entities and data intensive pan-European corporations. As part of this plan, GTS intends to sell the portion of its units focused on serving small-to-medium enterprises ("SME's"), including the Company and its subsidiaries. In addition, on November 13, 2000 GTS announced that it is soliciting consents from holders of its 9 7/8% Senior Notes due 2005 (the "Notes") to amend certain provisions of the indenture governing the Notes. The purpose of the consent solicitation is to permit GTS to modify the "Event of Default" provisions of the indenture governing the Notes in order to provide GTS with greater flexibility to, among other things, restructure the operations of the Company, and address the indebtedness represented by the Company's publicly traded debt securities and long-term debt owed to GTS by the Company. See also Note 6, "Subsequent Events."

     The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with Securities and Exchange Commission regulations which differs in certain significant respects from the accounting principles generally accepted in the United Kingdom. The financial results set forth above represent the Company's financial results under US GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Material intercompany account transactions have been eliminated. In the opinion of management, the financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Company's financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Company's December 31, 1999 audited consolidated financial statements and the notes related thereto. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the operating results for the full year.

     Throughout 2000, GTS has been realigning its legal organizational structure in order to achieve the most beneficial company wide tax structure. Due to this realignment, the fiscal year 2000 financial results contained herein now include subsidiaries that were previously included elsewhere within the GTS organizational structure during 1999 and also exclude subsidiaries that were included within the Company's fiscal year 1999 financial results. GTS has obtained appraisals from an independent appraisal firm to support the sale and acquisition of net assets by the Company, at their appraised fair market value, to and from other GTS affiliates.

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

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

3. COMPREHENSIVE INCOME (LOSS)

     The following table reflects the calculation of comprehensive income (loss) for the Company for the three and nine months ended September 30, 2000 and 1999:

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                             SEPTEMBER 30,           SEPTEMBER 30,
                                          --------------------   ---------------------
                                            2000        1999       2000        1999
                                          ---------   --------   ---------   ---------
                                                         (IN THOUSANDS)
Net loss................................  $(113,262)  $(66,677)  $(269,720)  $(174,822)
Other comprehensive income (loss)
  Foreign currency translation
     adjustments........................    (32,675)    (8,869)     16,522     (11,626)
                                          ---------   --------   ---------   ---------
Comprehensive loss......................  $(145,937)  $(75,546)  $(253,198)  $(186,448)
                                          =========   ========   =========   =========

4. MERGER AND RESTRUCTURING COSTS

     On August 1, 2000, the Board of Directors of GTS approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. The Company is a wholly-owned subsidiary of GTS and as a result of these initiatives, this plan of restructuring will have an impact on the Company's future financial results. The Company has recorded a charge of approximately $8.5 million in its third quarter 2000 financial results. Of the $8.5 million, $4.2 million remains as an accrual at September 30, 2000 for additional cash payments that the Company expects to incur as part of restructuring plan.

     During the fourth quarter of 1999, the Company recorded a $37.3 million charge to earnings related to the integration and rationalization of its switched-voice assets that is expected to increase efficiencies in the Company's network infrastructure. At September 30, 2000 approximately $15.8 million remains as an accrual for additional cash payments that the Company expect to incur as part of the restructuring plan.

5. RELATED PARTY TRANSACTION

     The Company had receivable and payable balances from affiliates of $38.8 million and $94.3 million, respectively, at September 30, 2000.

     The Company derived revenue from affiliates of $19.5 million for the nine months ended September 30, 2000. Costs of revenue from affiliates were $40.3 million for the nine months ended September 30, 2000.

6. SUBSEQUENT EVENTS

  Organizational Structure Change

     On November 10, 2000, the Board of Directors' of GTS approved a plan by which GTS will focus on providing broadband services to traditional carriers, ISPs, ASPs, other Web-centric entities and data intensive pan-European corporations. The objective of the restructuring is to position the GTS as a data services-only provider that will generate positive earnings before interest, taxes, depreciation and amortization ("EBITDA").

     As part of this plan, GTS will immediately restructure into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom, Inc. GTS intends to sell the portion of its Business Services and Central Europe units focused on serving small-to-medium-sized enterprises ("SMEs"), including the Company and its subsidiaries, and has retained an investment banker to assist in the sale of these assets.

                      GLOBAL TELESYSTEMS (EUROPE) LIMITED

     These actions are intended to simplify the organization and operations of GTS. The Company is a wholly-owned subsidiary of GTS and as a result of these initiatives, the Company expects that it will incur a charge for severance, shut-down activities, legal and professional fees as well as the write-off of certain intangible assets, including goodwill related to the Business Services businesses. This charge is expected to be in the range of $600 million to $650 million, of which $550 million to $600 million is anticipated to be non-cash, prior to any proceeds that may result from the intended sales transactions.

  Consent Solicitation

     On November 13, 2000, GTS commenced soliciting consents from holders of its 9 7/8% Senior Notes due 2005 (the "Notes") to amend certain provisions of the indenture governing the Notes. The purpose of the consent solicitation is to permit GTS to modify the "Event of Default" provisions of the indenture governing the Notes in order to provide GTS with greater flexibility to, among other things, restructure the operations of the Company, and address the indebtedness represented by the Company's publicly traded debt securities and long-term debt owed to GTS by the Company. Such additional flexibility is sought to reduce the possibility that actions taken to restructure such operations or address such indebtedness may negatively impact the creditworthiness of GTS, other than the Company and its subsidiaries. The amendments sought in the consent solicitation would remove as events of default under the indenture defaults under any indebtedness of, judgments against, and bankruptcy, insolvency and related filings and other events of, the Company or any of its direct or indirect subsidiaries. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis relates to the financial condition and results of operations of the Company for the three and nine months ended September 30, 2000 and 1999, and certain factors that management believes are likely to affect the Company's prospective financial condition. This information should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes related thereto appearing elsewhere in this document.

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

OVERVIEW

     On November 10, 2000, the Board of Directors' of GTS approved a plan by which GTS will focus on providing broadband services to traditional carriers, ISPs, ASPs, other Web-centric entities and data intensive pan-European corporations. The objective of the restructuring is to position GTS as a data services-only provider that will generate positive EBITDA.

     As part of this plan, GTS will immediately restructure into four "stand alone" business units -- GTS Broadband Services; GTS Business Services; GTS Central Europe; and Golden Telecom, Inc. GTS intends to sell the portion of its Business Services and Central Europe units focused on serving small-to-medium-sized enterprises ("SMEs"), and has retained an investment bank to assist in the sale of these assets.

RESULTS OF OPERATIONS

  Organizational Structure Change

     The financial results for the three and nine month period that is reflected below is not indicative of the financial results of the Company upon the sale by GTS of its interest in its SME-focused Business Services units. In addition, as a result of these initiatives, the Company expects that it will incur a charge for severance, shut-down activities, legal and professional fees as well as the write-off of certain intangible assets, including goodwill related to the Business Services businesses. This charge is expected to be in the range of $600 million to $650 million, of which $550 million to $600 million is anticipated to be non-cash, prior to any proceeds that may result from the intended sales transactions.

     The following table sets forth the Company's statement of operations as a percentage of revenues:

                                                         THREE MONTHS     NINE MONTHS
                                                            ENDED            ENDED
                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                        --------------   -------------
                                                         2000    1999    2000    1999
                                                        ------   -----   -----   -----
Revenues..............................................   100.0%  100.0%  100.0%  100.0%
  Access and network services.........................    93.0   100.3    92.4    86.3
  Selling, general and administrative.................    42.6    44.7    47.9    45.7
  Depreciation and amortization.......................    20.2    21.4    20.5    20.6
  Merger and restructuring costs......................     8.0      --     2.6      --
                                                        ------   -----   -----   -----
          Loss from operations........................   (63.8)  (66.4)  (63.4)  (52.6)
Interest, net.........................................   (18.0)  (18.6)  (18.0)  (20.7)
Foreign currency losses...............................   (21.3)   14.1   (16.0)    0.8
Other non-operating income............................    (3.4)     --    12.7      --
                                                        ------   -----   -----   -----
          Net loss....................................  (106.5)% (70.9)% (84.7)% (72.5)%
                                                        ======   =====   =====   =====

  Three Months Ended September 30, 2000 Compared To The Three Months Ended September 30, 1999

     Revenue. Consolidated revenue increased to $106.4 million for the three months ended September 30, 2000 as compared to $94.0 million for the three months ended September 30, 1999. The increase in revenue was due to the increase in customer traffic, which resulted from the Company's increased customer base and the acquisitions that were completed in 1999. Further, the increase in traffic was partially offset by a decline in prices for the Company's products and services.

     Access and Network Services. Access and network services costs for the three months ended September 30, 2000 increased to $99.0 million or 93.0% of revenues as compared to $94.3 million or 100.3% of revenues for the three months ended September 30, 1999. The increase was due to increased settlement and interconnect costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the three months ended September 30, 2000 increased to $45.3 million or 42.6% of revenues as compared to $42.0 million or 44.7% of revenues for the three months ended September 30, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for the increased customer base.

     Depreciation and Amortization. Depreciation and amortization for the three months ended September 30, 2000 increased to $21.5 million or 20.2% of revenues as compared to $20.1 million or 21.4% of revenues for the three months ended September 30, 1999. The increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the network infrastructure. Additionally, the Company has experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from the 1999 acquisition activities.

     Merger and August 2000 Restructuring Charge. In August 2000, the Board of Directors of GTS approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. The Company is a wholly subsidiary of GTS and as a result of these initiatives this plan of restructuring will have an impact on the Company's future financial results. The Company has recorded a charge of approximately $8.5 million in its third quarter 2000 financial results. The components of the charge include approximately $7.0 million for severance costs associated with the termination of personnel and approximately $1.4 million for costs associated with the cancellation of facility leases and anticipated office closures.

     Interest, net. Interest for the three months ended September 30, 2000 was ($19.2) million as compared to ($17.5) million for the comparable period in 1999. The increase in net interest expense is attributable to the increase in the Company's outstanding capital lease obligations since the third quarter of 1999, offset by the interest income earned from short-term investments of the proceeds received from financing activities.

     Foreign Currency Loss. The Company recognized foreign currency losses of $22.7 million in the three months ended September 30, 2000 as compared to gains of $13.3 million in the three months ended September 30, 1999. The foreign currency losses are primarily attributable to the effect of currency movements on the Company's outstanding debt obligations.

  Nine Months Ended September 30, 2000 Compared To The Nine Months Ended September 30, 1999

     Revenue. Consolidated revenue increased to $318.4 million for the nine months ended September 30, 2000 as compared to $241.0 million for the nine months ended September 30, 1999. The growth in revenue was due to the increase in customer traffic, which resulted from the Company's increased customer base and the acquisitions that were completed in 1999. Further, the increase in traffic was partially offset by a decline in prices for the Company's products and services.

     Access and Network Services. Access and network services costs for the nine months ended September 30, 2000 increased to $294.0 million or 92.4% of revenues as compared to $207.9 million or 86.3% of revenues for the nine months ended September 30, 1999. The increase was due to increased settlement and interconnect costs.

     Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2000 increased to $152.5 million or 47.9% of revenues as compared to $110.2 million or 45.7% of revenues for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses in 2000 is attributable to increases in the number of staff associated with business growth, as well as administrative and marketing costs required for the increased customer base.

     Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2000 increased to $65.4 million or 20.5% of revenues as compared to $49.7 million or 20.6% of revenues for the nine months ended September 30, 1999. The substantial increase in depreciation and amortization costs is attributable to the depreciation related to the expansion of the network infrastructure. Additionally, the Company experienced an increase in amortization expense associated with goodwill and intangibles that have arisen from the 1999 acquisition activities.

     Merger and August 2000 Restructuring Charge. In August 2000, the Board of Directors of GTS approved management's plan to exit from its residential and pre-paid card businesses, and streamline its operations by, among other things, consolidating its headquarters functions, reducing or redeploying headcount, centralizing finance and billing operations and consolidating sales offices. The Company is a wholly subsidiary of GTS and as a result of these initiatives this plan of restructuring will have an impact on the Company's future financial results. The Company has recorded a charge of approximately $8.5 million in its third quarter 2000 financial results. The components of the charge include approximately $7.0 million for severance costs associated with the termination of personnel and approximately $1.4 million for costs associated with the cancellation of facility leases and anticipated office closures.

     Interest, net. Interest for the nine months ended September 30, 2000 was ($57.1) million as compared to ($50.0) million for the comparable period in 1999. The increase in net interest expense is attributable to the substantial increase in the Company's outstanding capital lease obligations since the third quarter of 1999, offset by the interest income earned from short-term investments of the proceeds received from the Company's financing activities.

     Foreign Currency Loss. The Company recognized foreign currency losses of $51.2 million in the nine months ended September 30, 2000 as compared to gains of $1.8 million in the nine months ended September 30, 1999. The foreign currency losses are primarily attributable to the effect of currency movements on outstanding debt obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

CORPORATE

     The Company is a wholly-owned subsidiary of GTS and during 1999 and the first nine months of 2000, GTS contributed $87.5 million and $193.8 million, respectively, in the form of equity contributions. There can be no assurances, however, that GTS will fund additional amounts required by the Company during the remainder of 2000 or in 2001. On November 10, 2000, the Board of Directors' of GTS approved a plan by which GTS will focus on providing broadband services to traditional carriers, ISPs, ASPs, other Web-centric entities and data intensive pan-European corporations. As part of this plan, GTS intends to sell the portion of its units focused on serving small-to-medium enterprises ("SMEs"), including the Company and its subsidiaries. In addition, on November 13, 2000, GTS commenced soliciting consents from holders of its 9 7/8% Senior Notes due 2005 (the "Notes") to amend certain provisions of the indenture governing the Notes. The purpose of the consent solicitation is to permit GTS to modify the "Event of Default" provisions of the indenture governing the Notes in order to provide GTS with greater flexibility to, among other things, restructure the operations of the Company, and address the indebtedness represented by the Company's publicly traded debt securities and long-term debt owed to GTS by the Company. Such additional flexibility is sought to reduce the possibility that actions taken to restructure such operations or address such indebtedness may negatively impact the creditworthiness of GTS, other than the Company and its subsidiaries. The amendments sought in the consent solicitation would remove as events of default under the indenture defaults under any indebtedness of, judgments against, and bankruptcy, insolvency and related filings and other events of, the Company or any of its direct or indirect subsidiaries.

     The Company has incurred substantial debt to finance its business. As of September 30, 2000, the amount of such indebtedness represented by the Company's publicly traded debt securities consisted of $230 million principal amount of its 11 1/2% Senior Notes due 2007, DM 125 million principal amount of its 11 1/2% Senior Notes due 2007, $150 million principal amount of its 10 7/8% Senior Notes due 2008 and DM 150 million principal amount of its 11% Senior Notes due 2008 and the amount of such indebtedness represented by long-term debt owed to GTS was $104.2 million.

     Management expects that the Company's existing operations will continue to generate negative cash flows and net losses for at least the next 12 months. If the Company's available sources of funds are insufficient to make principal and interest payments on the Company's debt, it may need to renegotiate the terms of, or refinance, such debt. If the Company fails to make the required payments or to comply with the covenants under such debt, the Company will default on those debt obligations. An event of default would permit holders of the Company's debt to accelerate the maturity of that debt, which in turn could, absent GTS's receipt of the consents being solicited in the consent solicitation to the proposed amendments to the indenture governing the Notes and execution of a supplemental indenture effecting the proposed amendments described above, cause a potential cross-acceleration under such indenture.

     GTS believes that the proposed amendments to the indenture governing the Notes will provide it with the flexibility necessary to, among other things, effectively restructure the Company's operations and address the indebtedness represented by the Company's publicly traded debt securities and long-term debt owed to GTS by the Company. GTS is in the process of evaluating the range of alternatives that will be afforded by such flexibility. The range of alternatives may include (a) the disposition (via sale, merger, etc.) of the Company and/or the remaining portion of GTS's Business Services operations; (b) a rationalization/restructuring of the Company and the remaining portion of GTS's Business Services operations; (c) the negotiation of modifications to, or restructuring of, the indebtedness represented by the Company's publicly traded debt securities and long-term debt owed to GTS by the Company and/or (d) seeking protection for the Company under the insolvency laws of the United Kingdom, the United States or any other applicable jurisdiction. There can be no assurance that any such sale, rationalization, restructuring or other efforts will be successful or that the Company will be able to continue to fund losses resulting from its operations or service the indebtedness represented by its publicly traded debt securities and long-term debt owed to GTS by the Company. GTS currently intends that the Company will continue to meet its trade obligations consistent with past practices while GTS addresses its options with regard to the Company.

     As described above, failure to generate sufficient funds in the future, may require the Company to restructure, re-align or reduce its operations, restructure its debt obligations, delay or abandon some or all of its anticipated expenditures, to sell assets, or both, all of which could have a material adverse effect on the Company's operations.

LIQUIDITY ANALYSIS

     The Company had cash and cash equivalents of $34.5 million and $16.9 million as of September 30, 2000 and December 31, 1999, respectively. The Company had restricted cash of $17.3 million and $32.5 million as of September 30, 2000 and December 31, 1999, respectively, that primarily represent amounts held in escrow for debt interest payments.

     In the nine months ended September 30, 2000 the Company used cash of $195.6 million for its operating activities compared to $132.8 million used in the nine months ended September 30, 1999. The Company also used cash of $53.1 million and used cash of $35.1 million for its investing activities in the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, the Company's financing activities generated $198.3 million of cash. The Company cannot assure you that its operations will achieve or sustain profitability or positive cash flow in the future. If the Company cannot achieve and sustain operating profitability or positive cash flow from operations, it may not be able to meet its debt service obligations or working capital requirements.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

      DESIGNATION                                DESCRIPTION
      -----------                                -----------
           27            -- Financial Data Schedule

     B. Reports on Form 8-K

        DATE OF
         REPORT                               SUBJECT OF REPORT
        -------                               -----------------
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

Date: November 14, 2000

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule