Form 10-K/A
period 1999-12-31
GLOBAL TELESYSTEMS EUROPE LTD
filed 2000-11-27
CIK 1032142

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------


                                  FORM 10-K/A


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


                             151 SHAFTESBURY AVENUE


                                LONDON WC2H 8AL

                                 UNITED KINGDOM
                    (Address of principal executive offices)


                                +44 207 769 8000

                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

                             ---------------------


     The Registrant is a wholly owned subsidiary of Global TeleSystems, Inc. Therefore there is no established market for the Registrant's voting stock.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


  (c) Exhibits



      DESIGNATION                                DESCRIPTION
      -----------                                -----------
       21.1              -- List of Subsidiaries.

                                   SIGNATURES


     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Arlington, Commonwealth of Virginia, on this 27th day of November, 2000.



                                          GLOBAL TELESYSTEMS (EUROPE) LIMITED



                                          By:    /s/ JEFFREY VON DEYLEN

                                            ------------------------------------

                                            Name: Jeffrey Von Deylen


                                            Title: Senior Vice President,
                                                   Finance


                                               (Principal Financial and
                                                   Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of November, 2000.



                      SIGNATURE                                             TITLE
                      ---------                                             -----

               /s/ JEFFREY VON DEYLEN                    Senior Vice President, Finance (Principal
-----------------------------------------------------    Financial and Accounting Officer) and
                 Jeffrey Von Deylen                      Director

              /s/ JEAN-PIERRE VANDROMME                  President of Business Services (Principal
-----------------------------------------------------    Executive Officer)
                Jean-Pierre Vandromme

                  /s/ ERNST WESSEL                       Senior Vice President, Legal, Deputy General
-----------------------------------------------------    Counsel and Director
                    Ernst Wessel

                  /s/ ROBERT AMMAN                       Director
-----------------------------------------------------
                    Robert Amman

                 /s/ GRIER C. RACLIN                     Director
-----------------------------------------------------
                   Grier C. Raclin

                                 EXHIBIT INDEX


        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
       21.1              -- List of Subsidiaries.